Form 10-Q
period 1993-12-31
MCKESSON CORP /DE/
filed 1994-01-28
CIK 816768

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1993

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------

Commission file number 1-9626


                      McKESSON CORPORATION
- -----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           DELAWARE                                94-3040479
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

One Post Street, San Francisco, California                  94104
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (415) 983-8300
- -----------------------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No
                          -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                 Outstanding at December 31, 1993
- --------------------------       --------------------------------
Common stock, $2 par value              40,416,376 shares






                        TABLE OF CONTENTS



                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                            Pages
                                                            -----

Consolidated Balance Sheets
   December 31, 1993 and March 31, 1993                    3 - 4

Statements of Consolidated Income
   Nine months ended December 31, 1993 and 1992            5 - 6

Statements of Consolidated Cash Flows
   Nine months ended December 31, 1993 and 1992            7 - 8

Financial Notes                                            9 - 10

Financial Review                                          11 - 14



                   PART II.  OTHER INFORMATION

                   ===========================

Item
- ----

  1.    Legal Proceedings                                   15

  6.    Exhibits and Reports on Form 8-K                    15

Index to Exhibits                                           17

                 PART I.  FINANCIAL INFORMATION
                 ==============================


              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)



                                        December 31,    March 31,
                                            1993           1993
                                          --------       --------
                                               (in millions)

ASSETS
- ------
Current Assets
  Cash and short-term investments        $   13.5       $  120.1
  Receivables                               952.0          842.2
  Inventories                             1,182.6          885.9
  Prepaid expenses                           58.3           50.0
                                          -------        -------
         Total                            2,206.4        1,898.2
                                          -------        -------


Property, Plant and Equipment
  Land                                       69.4           69.1
  Buildings, machinery and equipment        844.4          803.6
                                          -------        -------
         Total                              913.8          872.7

  Accumulated depreciation                 (433.3)        (412.6)
                                          -------        -------
  Net                                       480.5          460.1

Goodwill and other intangibles              344.8          316.9
Other assets                                171.7          124.9
                                          -------        -------

         Total                           $3,203.4       $2,800.1
                                          =======        =======


                           (Continued)

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)



                                        December 31,    March 31,
                                            1993           1993
                                          --------       --------
                                               (in millions)

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
  Drafts payable                         $  454.4       $  217.9
  Accounts payable - trade                1,041.5        1,043.1
  Short-term borrowings                     251.5           61.2
  Current portion of long-term debt          28.0           27.1
  Salaries and wages                         44.5           45.6
  Taxes                                      29.1           38.8
  Interest and dividends                     25.5           28.8
  Other                                     122.4          152.4
                                          -------        -------
         Total                            1,996.9        1,614.9
                                          -------        -------
Postretirement Obligations and
  Other Noncurrent Liabilities              221.2          199.6
                                          -------        -------
Long-Term Debt                              284.3          346.5
                                          -------        -------
Minority Interest in Subsidiary              49.6           19.7
                                          -------        -------
Stockholders' Equity
  Preferred stocks                          125.6          126.5
  Common stock                               89.5           89.2
  Other capital                             173.4          172.4
  Retained earnings                         589.4          546.8
  Accumulated translation adjustment        (20.1)         (17.0)
  ESOP notes and guarantee                 (167.5)        (177.1)
  Treasury shares, at cost                 (138.9)        (121.4)
                                          -------        -------
         Net                                651.4          619.4
                                          -------        -------
         Total                           $3,203.4       $2,800.1
                                          =======        =======


See Financial Notes.


                           (Concluded)

                    McKESSON CORPORATION and SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (unaudited)



                                      Quarter Ended       Nine Months Ended
                                       December 31           December 31
                                   -------------------   -------------------
                                     1993       1992       1993       1992
                                    ------     ------     ------     ------
                                    (in millions - except per share amounts)

REVENUES                           $3,253.6   $3,011.4   $9,251.3   $8,717.6

COSTS AND EXPENSES
  Cost of sales                     2,971.1    2,737.6    8,405.3    7,896.3
  Selling, distribution
    and administration                216.2      215.1      652.0      646.4
  Interest                             10.3       11.5       30.7       37.0
                                    -------    -------    -------    -------
         Total                      3,197.6    2,964.2    9,088.0    8,579.7
                                    -------    -------    -------    -------
SPECIAL ITEMS
  Gain on sale and donation of
    subsidiary stock                      -          -       55.1          -
  Donation to McKesson Foundation         -          -       (4.3)         -
  Termination of swap arrangements        -          -      (13.4)         -
                                    -------    -------    -------    -------
                                          -          -       37.4          -
                                    -------    -------    -------    -------
INCOME BEFORE TAXES ON INCOME          56.0       47.2      200.7      137.9

TAXES ON INCOME                       (22.7)     (18.9)     (79.1)     (55.1)
                                    -------    -------    -------    -------
INCOME BEFORE MINORITY INTEREST        33.3       28.3      121.6       82.8

MINORITY INTEREST IN NET
  INCOME OF SUBSIDIARY                 (1.6)      (0.5)      (4.9)      (1.9)
                                    -------    -------    -------    -------
INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                 31.7       27.8      116.7       80.9

EXTRAORDINARY ITEM -
  DEBT EXTINGUISHMENT                     -          -       (4.2)         -

CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                    -          -      (15.8)         -
                                    -------    -------    -------    -------
NET INCOME                         $   31.7   $   27.8   $   96.7   $   80.9
                                    =======    =======    =======    =======


                                 (Continued)

                    McKESSON CORPORATION and SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (unaudited)



                                      Quarter Ended       Nine Months Ended
                                       December 31           December 31
                                   -------------------   -------------------
                                     1993       1992       1993       1992
                                    ------     ------     ------     ------
                                    (in millions - except per share amounts)

PER COMMON SHARE

 Fully diluted earnings
   Continuing operations           $    .69   $    .60   $   2.59   $   1.77
   Extraordinary item                     -          -       (.10)         -
   Cumulative effect
     of accounting change                 -          -       (.36)         -
                                    -------    -------    -------    -------
         Total                     $    .69   $    .60   $   2.13   $   1.77
                                    =======    =======    =======    =======

 Primary earnings
   Continuing operations           $    .73   $    .64   $   2.74   $   1.90
   Extraordinary item                     -          -       (.10)         -
   Cumulative effect
     of accounting change                 -          -       (.39)         -
                                    -------    -------    -------    -------
         Total                     $    .73   $    .64   $   2.25   $   1.90
                                    =======    =======    =======    =======

 Dividends                         $    .42   $    .40   $   1.24   $   1.20
                                    =======    =======    =======    =======


SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
 Fully diluted                         44.1       44.8       44.0       44.9
 Primary                               40.9       40.7       40.6       39.7


See Financial Notes.


                                 (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)



                                                Nine Months Ended
                                                  December 31
                                                ----------------
                                                 1993      1992
                                                ------    ------
                                                  (in millions)
Operating Activities
 Income before extraordinary item and
   cumulative effect of accounting change      $ 116.7   $  80.9
 Adjustments to reconcile to net cash
   provided (used) by operating activities
         Depreciation                             49.3      47.8
         Amortization                             10.4       9.8
         Provision for bad debts                   5.6      10.9
         Deferred taxes on income                 (1.5)      3.9
         Gain on sale of subsidiary stock        (52.0)        -
         Other                                    (3.0)      8.4
                                                ------    ------
            Total                                125.5     161.7
                                                ------    ------
         Effects of changes in
           Receivables                          (114.0)    (40.3)
           Inventories                          (301.9)   (237.5)
           Accounts and drafts payable           241.1     429.3
           Other                                 (49.1)     (9.5)
                                                ------    ------
            Total                               (223.9)    142.0
                                                ------    ------
         Net cash provided (used) by
           continuing operations                 (98.4)    303.7
 Discontinued operations                          12.9      (3.7)
                                                ------    ------
         Net cash provided (used) by
            operating activities                 (85.5)    300.0
                                                ------    ------
Investing Activities
 Property acquisitions                           (81.7)    (51.1)
 Properties sold                                  11.5       4.0
 Proceeds from sales of
    discontinued operations                          -      16.0
 Proceeds from sale of subsidiary stock           78.7         -
 Acquisitions of businesses, less cash and
    short-term investments acquired              (90.1)     (3.0)
 Other                                             1.5     (14.2)
                                                ------    ------
         Net cash used by
            investing activities                 (80.1)    (48.3)
                                                ------    ------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)



                                                Nine Months Ended
                                                  December 31
                                                ----------------
                                                 1993      1992
                                                ------    ------
                                                  (in millions)
Financing Activities
 Proceeds from issuance of debt                $ 203.0   $   1.9
 Repayment of debt                               (78.6)    (86.4)
 Capital stock transactions
         Treasury stock                          (31.5)    (44.0)
         Issuances                                15.9       8.5
         ESOP notes and guarantee                  9.5       8.9
         Dividends paid                          (59.3)    (57.1)
                                                ------    ------
             Net cash provided (used) by
                 financing activities             59.0    (168.2)
                                                ------    ------


Net Increase (Decrease) in Cash and
   Short-Term Investments                       (106.6)     83.5

Cash and Short-Term Investments
   at beginning of period                        120.1     160.5
                                                ------    ------

Cash and Short-Term Investments
   at end of period                            $  13.5   $ 244.0
                                                ======    ======


See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES




1.   Interim Financial Statements
- ---------------------------------

         In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of December 31, 1993, and the results of its operations and its cash flows for the nine months then ended. Such adjustments were of a normal recurring nature. The results for the nine months ended December 31, 1993 include the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits."

         The results of operations for the three and nine months ended December 31, 1993 and 1992 are not necessarily indicative of the results for the full years.

         It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1993 Proxy Statement which has previously been filed with the Commission.


2.   Special Items
- ------------------

         Special items of $37.4 million ($24.5 million after-tax, $.56 per fully diluted share) recorded in the nine months ended December 31, 1993 included a gain of $55.1 million from the sale of 5,175,000 shares and the donation of 250,000 shares of the Company's majority-owned Armor All Products Corporation subsidiary ("Armor All"). The shares donated to the McKesson Foundation had a market value of $4.3 million. Also included in special items was a loss of $13.4 million resulting from the termination of interest rate swap arrangements. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings.


3.   Extraordinary Loss
- -----------------------

         An extraordinary loss of $4.2 million was recognized in the nine months ended December 31, 1993 on the early retirement of $50 million of 8 5/8% debt.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES




4.   Accounting Change
- ----------------------

         As of April 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of adopting the new standard resulted in a charge to net income of $15.8 million, net of a $9.9 million tax benefit ($.36 per fully diluted share). The accounting change had no significant impact on current period results.


5.   Acquisitions
- -----------------

         In April 1993, the Company acquired Clinical
Pharmaceuticals, Inc. ("CPI") and a 22.7% interest in Nadro S.A. de C.V. ("Nadro"). CPI is an administrator of clinically based managed prescription drug benefit programs. Nadro is the leading pharmaceutical wholesale distributor in Mexico. The Company also received an option to acquire an additional 9% of Nadro's common stock.

         In December 1993, the Company acquired an interest in Technology Assessment Group (TAG), a consulting firm specializing in health outcomes assessment.

                    McKESSON CORPORATION and SUBSIDIARIES
                              FINANCIAL REVIEW
                                 (unaudited)


Operating Results
- -----------------

         The operating results of the Company by business segment are as follows:

                                 Quarter Ended          Nine Months Ended
                                  December 31              December 31
                           ------------------------  ------------------------
                                                %                         %
                             1993      1992    Chg.    1993      1992    Chg.
                            ------    ------   ---    ------    ------   ---
                                             (in millions)
REVENUES

Health Care Services(1)   $3,160.8  $2,924.2   8.1  $8,949.0  $8,424.2   6.2

Water Products                56.6      54.4   4.0     180.1     177.3   1.6

Armor All                     33.4      30.9   8.1     117.4     108.4   8.3

Corporate                      2.8       1.9             4.8       7.7
                           -------   -------         -------   -------
        Total             $3,253.6  $3,011.4   8.0  $9,251.3  $8,717.6   6.1
                           =======   =======         =======   =======

OPERATING PROFIT

Health Care Services      $   60.7  $   57.8   5.0  $  172.0  $  161.7   6.4

Water Products                 8.5       7.9   7.6      27.6      22.7  21.6

Armor All                      5.9       5.0  18.0      22.0      18.2  20.9
                           -------   -------         -------   -------
        Total                 75.1      70.7   6.2     221.6     202.6   9.4

Interest - net(2)             (9.9)    (10.2)          (29.7)    (31.8)

Corporate and other           (9.2)    (13.3)          (28.6)    (32.9)

Special items                    -         -            37.4         -
                           -------   -------         -------   -------
      Income before taxes $   56.0  $   47.2  18.6  $  200.7  $  137.9  45.5
                           =======   =======         =======   =======

(1) Health Care Services Revenues includes:
     Sales to customers'
       warehouses           $751.7    $715.5   5.1  $2,086.2  $1,937.9   7.7
     International revenues  336.2     343.9  (2.2)    989.9   1,009.3  (1.9)
(2) Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW



        Revenues in the third quarter increased 8% to $3.25 billion, and net income was up 14% to $31.7 million, in comparison to the third quarter of the prior year.

        For the first nine months, revenues increased 6% to $9.25 billion and net income increased 20% to $96.7 million. Current year results included an after-tax gain of $24.5 million for special items, an extraordinary loss of $4.2 million after-tax on the early retirement of $50 million of 8 5/8% debt and a $15.8 million after-tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits," all of which were recorded in the first quarter of fiscal 1994.

        The special items of $37.4 million ($24.5 million after-tax, $.56 per fully diluted share) in continuing operations included a pre-tax gain of $55.1 million from the sale of 5,175,000 shares and the donation of 250,000 shares of the Company's majority-owned subsidiary, Armor All Products Corporation ("Armor All"). The donated shares had a market value of $4.3 million.
Also included in special items was a loss of $13.4 million resulting from the termination of interest rate swap arrangements. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings.

        In April 1993, the Company acquired Clinical
Pharmaceuticals, Inc. ("CPI") and a 22.7% interest in Nadro S.A. de C.V. ("Nadro"). CPI is an administrator of clinically based managed prescription drug benefit programs. The results of CPI are included in those of PCS Health Systems, Inc. ("PCS") since the date of acquisition. Nadro is the leading pharmaceutical wholesale distributor in Mexico. The Company also received an option to acquire an additional 9% of Nadro's common stock.

        In December 1993, the Company acquired an interest in Technology Assessment Group (TAG), a consulting firm specializing in health outcomes assessment.



SEGMENT RESULTS

Health Care Services
- --------------------

        The Health Care Services segment includes the results of the Company's U.S. pharmaceutical and health care products

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW



distribution businesses, its international pharmaceutical operations (including Canada, Mexico and Central America) and PCS. The segment accounts for approximately 97% of revenues and 78% of operating profits in the nine months.

        Sales of the U.S. distribution services businesses, excluding sales to customers' warehouses, increased 10% in the quarter and 7% in the nine months, reflecting real volume growth. Operating profits for these businesses were down in the quarter and nine months primarily due to lower gross margins resulting from the competitive environment. In response to lower margins, the Company has consolidated certain distribution centers, with the number down to 38 from 45 a year ago, and reduced its workforce through a restructuring of the sales organization and administrative functions. In addition, other programs are being implemented to reduce expenses and increase productivity through process improvements. The full impact of these measures is expected to be realized in the fiscal year starting April 1.

        PCS revenues were up 67% in the quarter and 55% in the nine months. Operating profits were up significantly, offsetting the declines in the U.S. distribution services businesses. The increased profits were due primarily to the rapid expansion of PCS's managed prescription programs. PCS currently manages prescription care services for 45 million people, up from about 20 million a year ago.

        Revenues for the international pharmaceutical operations were down moderately in the quarter and nine months as sales growth has been slowed by the decline in tobacco sales in Canada. The Canadian operation's results have also been impacted by the unfavorable exchange rate. Operating profit from the international pharmaceutical operations was up due to the inclusion of the contribution of the Mexican and Central American operations, which were not in the prior year's results.


Water Products
- --------------

        Despite the continuing recession in California, Water Products revenues were up 4% in the quarter and 2% in the nine months due primarily to an increase in the number of customers receiving direct delivery service. The year to date increase in operating profits reflects cost reduction measures implemented in the second half of last year. Operating profits were up 8% in the quarter and included higher spending to upgrade customer service and to increase customer retention.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW



Armor All
- ---------

        Armor All revenues increased 8% in the third quarter and nine months. Operating profits were up primarily from the reduction in selling and administrative costs as a percentage of sales.

        As a result of the sale and donation of Armor All stock in the first quarter (see Financial Note 2), the Company currently owns 57% of Armor All, down from 83% in the year-ago period.



LIQUIDITY AND CAPITAL RESOURCES

        Cash and short-term investments declined $107 million in the first nine months of the year and the Company's debt-to-capital ratio increased to 46.4% at December 31, 1993 compared to 41.2% at March 31, 1993. These changes were due in part to management's decision to temporarily increase inventory levels in the Company's Health Care Services segment and the related timing of inventory purchases during the quarter compared to last year. Funds were also used for the acquisition of CPI and the investment in Nadro offset, in part, by the proceeds from the sale of Armor All stock. In addition, the Company repurchased approximately 800,000 shares of its common stock for $31.5 million, in connection with its previously announced share repurchase program. The $84 million increase in cash and short-term investments in the prior year was due primarily to lower working capital levels in the Company's Health Care
Services segment.

        Net interest expense declined in the quarter and nine months due to lower interest rates during the respective periods.

        The effective tax rate, computed before the effect of special items, increased in the nine months to 40.5% from 40% in the prior year. The higher effective rate principally reflects the enactment of the Omnibus Budget Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35% retroactive to January 1993. The increase in the tax rate reduced fully diluted earnings per share in the quarter by one cent and is expected to reduce fiscal 1994 earnings per share by five cents.

                   PART II.  OTHER INFORMATION
                   ===========================



Item 1.  Legal Proceedings
- --------------------------




Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)     Exhibits

        (11)   Computation of Earnings per Common Share


(b)     Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended December 31, 1993.

                            SIGNATURE






                        S I G N A T U R E
                        =================



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)




Dated:  January 28, 1994           By /s/ Garret A. Scholz
                                   -------------------------------
                                   Garret A. Scholz
                                   Vice President Finance



                                   By /s/ Richard H. Hawkins
                                   -------------------------------
                                   Richard H. Hawkins
                                   Vice President and Controller

                        INDEX TO EXHIBITS



  Exhibit
  Number
- -----------


   (11)            Computation of Earnings per Common Share

                                                                 Exhibit (11)
                            McKESSON CORPORATION
                  COMPUTATION OF EARNINGS PER COMMON SHARE
                                 (unaudited)
                   (in millions except per share amounts)



                                            Quarter Ended   Nine Months Ended
                                             December 31        December 31
                                          ----------------   ----------------
                                           1993      1992     1993      1992
                                          ------    ------   ------    ------
FULLY DILUTED EARNINGS PER SHARE
  Income after taxes before
    extraordinary item and cumulative
    effect of accounting change            $ 31.7   $ 27.8   $116.7   $ 80.9
  Interest charges on convertible
    debentures - net of tax                     -        -        -      1.4
  Contribution adjustment - Series B ESOP
    convertible preferred stock(1)           (0.8)    (1.1)    (2.7)    (2.9)
                                            -----    -----    -----    -----
                                             30.9     26.7    114.0     79.4
  Extraordinary item                            -        -     (4.2)       -
  Cumulative effect of accounting change        -        -    (15.8)       -
                                            -----    -----    -----    -----
           Total                           $ 30.9   $ 26.7   $ 94.0   $ 79.4
                                            =====    =====    =====    =====
  Fully diluted shares
    Common shares outstanding(2)             40.9     40.7     40.6     39.7
    Convertible securities - dilutive         3.2      4.1      3.4      5.2
                                            -----    -----    -----    -----
           Total                             44.1     44.8     44.0     44.9
                                            =====    =====    =====    =====
  Fully diluted earnings per share
    Continuing operations                  $  .69   $  .60   $ 2.59   $ 1.77
    Extraordinary item                          -        -     (.10)       -
    Cumulative effect of accounting change      -        -     (.36)       -
                                            -----    -----    -----    -----
           Total                           $  .69   $  .60   $ 2.13   $ 1.77
                                            =====    =====    =====    =====
PRIMARY EARNINGS PER SHARE
  Income after taxes before
    extraordinary item and cumulative
    effect of accounting change            $ 31.7   $ 27.8   $116.7   $ 80.9
  Dividend requirements -
    preferred stocks(1)                      (1.6)    (1.8)    (5.2)    (5.4)
                                            -----    -----    -----    -----
                                             30.1     26.0    111.5     75.5
  Extraordinary item                            -        -     (4.2)       -
  Cumulative effect of accounting change        -        -    (15.8)       -
                                            -----    -----    -----    -----
           Total                           $ 30.1   $ 26.0   $ 91.5   $ 75.5
                                            =====    =====    =====    =====
  Primary shares
    Common shares outstanding(2)             40.9     40.7     40.6     39.7
                                            =====    =====    =====    =====
  Primary earnings per share
    Continuing operations                  $  .73   $  .64   $ 2.74   $ 1.90
    Extraordinary item                          -        -     (.10)       -
    Cumulative effect of accounting change      -        -     (.39)       -
                                            -----    -----    -----    -----
           Total                           $  .73   $  .64   $ 2.25   $ 1.90
                                            =====    =====    =====    =====

(1)  Net of certain tax benefits.
(2) Common shares outstanding have been computed by adding the monthly averages (beginning of the month plus end of the month divided by 2), dividing the aggregate by 3 or 9 as appropriate and adjusting this total for dilutive stock options using the treasury stock method based on the greater of the common share price at the end of the period or the average common share price during the period (fully diluted) and on the average common share price during the period (primary).