Form 10-K
period 1994-03-31
MCKESSON CORP /DE/
filed 1994-06-16
CIK 816768

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994
                                       OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9626

                              MCKESSON CORPORATION

         A DELAWARE CORPORATION            I.R.S. EMPLOYER NUMBER 94-3040479

            MCKESSON PLAZA, ONE POST STREET, SAN FRANCISCO, CA 94104

                      TELEPHONE--AREA CODE (415) 983-8300

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        (NAME OF EACH EXCHANGE
           (TITLE OF EACH CLASS)                          ON WHICH REGISTERED)
           ---------------------                        ----------------------
      Common Stock, $2 par value                       New York Stock Exchange
                                                        Pacific Stock Exchange

      Cumulative Preferred Stock                       New York Stock Exchange
       (Convertible), $35 par value;                    Pacific Stock Exchange
       $1.80 Series A

      6% Convertible Subordinated De-                  New York Stock Exchange
       bentures Due June 15, 1994


      4.5% Exchangeable Subordinated                       Nasdaq Stock Market
       Debentures Due 2004

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE.

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT JUNE 1, 1994: $3,023,397,973

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JUNE 1, 1994: 40,695,417

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE APPENDIX TO THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JULY 27, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS REPORT. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR SAID MEETING ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                    PART I

ITEM                                                            PAGE
- ----                                                            ----

 1.    Business...............................................    1

 2.    Properties.............................................    4

 3.    Legal Proceedings......................................    5

 4.    Submission of Matters to a Vote of Security Holders....    6

       Executive Officers of the Registrant...................    7

                                    PART II

 5.    Market for the Registrant's Common Stock and Related
         Stockholder Matters..................................    9

 6.    Selected Financial Data................................    9

 7.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................    9

 8.    Financial Statements and Supplementary Data............    9

 9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................    9

                                    PART III

10.    Directors and Executive Officers of the Registrant.....   10

11.    Executive Compensation.................................   10

12.    Security Ownership of Certain Beneficial Owners and
         Management...........................................   10

13.    Certain Relationships and Related Transactions.........   10

                                    PART IV

14.    Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K..........................................   11

       Signatures.............................................   12

                                    PART I



ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     In fiscal 1994, the Company consummated several transactions reflecting its increased focus on health care.

     The Company's capabilities in managed health care were expanded through acquisitions. In April 1993, the Company acquired Clinical Pharmaceuticals, Inc. ("CPI"), an administrator of clinically based managed prescription drug benefit programs. In December 1993, the Company acquired interests in Technology Assessment Group ("TAG"), a consulting firm specializing in health outcomes assessment, and Integrated Medical Systems ("IMS"), a developer of community medical information systems. IMS's networks link physicians with other health care providers, managed care organizations and health plan sponsors.

     In April 1993, the Company acquired a 22.7% interest in Nadro S.A. de C.V. ("Nadro"). Nadro is the leading pharmaceutical wholesale distributor in Mexico. At the same time, the Company received an option to acquire an additional 9% of Nadro's common stock.

     The Company's plan is to make its majority-owned subsidiary, Armor All Products Corporation ("Armor All") an independent entity over time. In the first quarter of fiscal 1994, the Company sold to the public 5,175,000 shares and donated to the McKesson Foundation 250,000 shares of common stock of Armor All. A pre-tax gain of $55.1 million was recorded on the sale and contribution of these shares. The shares donated to the McKesson Foundation had a market value of $4.3 million. These transactions reduced the Company's equity interest in Armor All from 83% to 57%. In addition, in March, 1994, the Company sold $180 million of subordinated debentures that are exchangeable, at the option of the holders, into 6.9 million additional shares of Armor All common stock owned by the Company. If all of the debentures were exchanged, McKesson's ownership interest in Armor All would be reduced to approximately 24%.

     Developments which could be considered significant to individual segments of the business are described under (c)(1) "Narrative Description of Business" on pages 1 through 4 of this report.


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information for the three years ended March 31, 1994 appears in Financial Note 15, "Segments of Business", on pages 34 and 35 of the Appendix to the Company's 1994 Proxy Statement, which note is incorporated herein by reference.


(C) NARRATIVE DESCRIPTION OF BUSINESS

    (1) DESCRIPTION OF SEGMENTS OF BUSINESS

        The principal segments of the Company's business are:

        Health Care Services
        Water Products
        Armor All

HEALTH CARE SERVICES

Products & Markets

     Wholesale Distribution of Pharmaceutical & Health Care Products --Within the United States and Canada, McKesson is the largest distributor of ethical and proprietary drugs and health and beauty care products. Its products are distributed to chain and independent drug stores, hospitals, food stores and mass merchandisers throughout the United States and Canada. This business requires large inventories, significant amounts of which are financed by related payables. In addition, McKesson owns a 22.7% equity interest in Nadro, the leading pharmaceutical wholesaler in Mexico.

     Using the name "Economost" and "Econolink" and a number of related service marks, McKesson has promoted electronic order entry systems and a wide range of computerized merchandising and asset management services for drug retailers and hospitals. McKesson is also a supplier of computer systems and software for pharmacists.

     In the United States, McKesson does business under the McKesson Drug Co. tradename. In Canada, McKesson does business under the Medis and Groupe Pharmaceutique Focus names.

     Voluntary Marketing Program -- Under the Valu-Rite pharmacy program, McKesson provides its independent U.S. retail drug store customers with a common marketing identity, group advertising, purchasing programs, promotional merchandise and access to a pharmacy provider network. At March 31, 1994, approximately 4,500 stores were participating in the Valu-Rite program. Similar programs are available to independent drug stores through other drug wholesalers. McKesson provides similar services to retail drug stores in Canada.

     Millbrook Distribution Services -- Millbrook Distribution Services (formerly Service Merchandising) distributes health and beauty care products, general merchandise and specialty foods to supermarkets, drug stores and discount department stores. The distribution services provided often include a review of inventory levels and restocking of retail sales areas for customers.

     PCS Health Systems, Inc. -- PCS Health Systems, Inc. ("PCS") provides computer-based prescription drug claims processing and pharmacy benefit design, administration and management services to health plan sponsors, including, insurance companies, third party administrators, self-insured employers, and health maintenance and Blue Cross/Blue Shield organizations that underwrite or administer prescription benefit plans. PCS helps these customers manage the cost of prescription plans by providing drug utilization reviews, clinically-based formularies and generic substitution programs. Clinically-based drug formulary services are provided by McKesson's subsidiary, CPI. PCS also operates an on-line electronic network to transmit medical, hospital, laboratory, clinical and billing information that links health care providers (physicians, hospitals and clinics) with health plan sponsors. RECAP/TM/, PCS's on line prescription claims management system, is linked with over 95% of retail pharmacies in the U.S.

     Other -- Through its Sunmark operations, McKesson supplies durable medical equipment to the home health care industry. Through its Central American operation, McKesson manufactures a full line of McKesson branded generic pharmaceuticals that are distributed directly and indirectly to retailers in Central America. Through Zee Medical, Inc., McKesson distributes first-aid products and supplies to industrial and commercial customers.

Competition

     In every area of operations, the distribution businesses face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, and from manufacturers engaged in direct distribution.

     PCS has strong competition from pharmaceutical benefit management companies and from claims processors. For certain accounts, PCS competes with some retail pharmacy chains, mail order programs and organized groups of independent pharmacists.


WATER PRODUCTS

Products & Markets

     McKesson Water Products Company is primarily engaged in the processing and sale of bottled drinking water delivered to homes and businesses under its Sparkletts, Alhambra, and Crystal brands. It also sells packaged water through retail stores in California, Arizona, Nevada and Texas and sells and leases processed water dispensers and coolers. In addition, under the Aqua-Vend trademark, it sells processed water through vending machines in California, Arizona, Nevada, Texas, Louisiana and Florida.


Competition

     This operation faces significant competition in both price and service in all aspects of its business.



ARMOR ALL

Products & Markets

     The Company is engaged through its majority-owned Armor All Products Corporation subsidiary in developing and marketing a line of branded appearance enhancement and protection products primarily for the do-it-yourself automotive aftermarket. Its principal brand, Armor All/R/, has the leading position in the domestic automotive protectant market. A second major brand, Rain Dance/R/, is a strong competitor in the market for automotive waxes, polishes and washes. Armor All's principal product, Armor All/R/ Protectant, is designed to protect and beautify natural and synthetic polymer materials and is used primarily on certain automobile surfaces. Armor All's products are marketed in the U.S. and Canada by its direct sales force and through independent manufacturers' representatives and distributors. International sales are effected through foreign sales offices, foreign distributors and a marketing and distribution alliance with S.C. Johnson. Primary customers include mass merchandiser retailers, auto supply stores, warehouse clubs, hardware stores and other retail outlets. The Company has recently extended its product lines by introducing Armor All/R/ Tire Foam/R/ Protectant, Armor All Quicksilver/TM/ Wheel Cleaner, Armor All/R/ Protectant Low-Gloss Natural Finish, Armor All Spot & Wash/TM/ Concentrate, Armor All/R/ Leather Care Protectant and three car polishes under the Rain Dance name. In January 1994, Armor All acquired the E-Z D/TM/ line of do-it-yourself products for use on home exteriors.

Competition

     Armor All Protectant has one principal competitor and several secondary competitors in the domestic protectant market. Armor All Tire Foam Protectant has one principal competitor and several secondary competitors. Armor All brand cleaner competes against many specialty automotive and household cleaner products. Armor All brand wax and wash products and all of the Rain Dance brand products compete with many wash, wax and polish products in the automotive appearance chemical aftermarket. In the domestic home care products market, the E-Z D/TM/ line of do-it-yourself products has two principal and several secondary competitors.


    (2) OTHER INFORMATION ABOUT THE BUSINESS

        Customers -- Sales to the Company's largest customer, Wal-Mart Stores, Inc., accounted for 10% of consolidated revenues in fiscal 1994. No material part of the business is dependent upon a single or a very few customers, the loss of any one of which would have a material adverse effect on the Company.

        Environmental Legislation -- The Company sold its Chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the Environmental Protection Agency and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in Item 3 below. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures for environmental compliance was not material in fiscal 1994 and is not expected to be material in the next fiscal year.

        Employees -- At March 31, 1994, the Company employed approximately 14,500 persons.



(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES

    Information as to foreign operations is included in Financial Note 4, "Acquisitions and Investments" on pages 22 and 23 and in Financial Note 15,
"Segments of Business" on pages 34 and 35        of the Appendix to the
Company's 1994 Proxy Statement, which notes are incorporated herein by reference.



ITEM 2.  PROPERTIES

     Because of the nature of the Company's principal businesses, plant and warehousing facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years.

     Information as to lease commitments is included in Financial Note 10, "Lease Obligations" on pages 26 and 27 of the Appendix to the Company's 1994 Proxy Statement, which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and possible legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of the Company's business.

     The Company is a defendant in several civil actions filed in late 1993 and early 1994 by independent pharmacies in the Superior Court for the State of California (County of San Francisco) and in multiple federal district courts. Most of the actions were brought as purported class actions on behalf of all other similarly-situated retail pharmacies, and the Federal actions have since been transferred to the U.S. District Court for the Northern District of Illinois for consolidated proceedings. There are numerous other defendants in these actions including pharmaceutical manufacturers, one pharmaceutical mail order firm, and several other wholesale distributors. These cases allege, in essence, that the defendants have unlawfully conspired together and agreed to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, discriminatory, and non-competitive levels, all in violation of various state and federal antitrust laws. Plaintiffs seek remedies in the form of injunctive relief, unquantified monetary damages (trebled as provided by law), and attorneys fees and costs. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in this litigation.

     Primarily as a result of the operation of its former chemical businesses, which were divested in fiscal 1987, the Company is involved in numerous matters pursuant to various environmental laws and regulations. The Company has received various claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at six (6) sites where the Company formerly conducted operations; and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites. A seventh site, in Commerce City, Colorado, is the subject of a consent decree entered in fiscal 1991 whereby the site has been fully remediated by the successor of the former site operator and the Company and was removed from the National Priorities List (i.e., Superfund) in fiscal 1993. Another such Superfund site is a closed wood treatment facility formerly operated by Mass Merchandisers, Inc. ("MMI") acquired by the Company in 1985. In fiscal 1993, a consent decree was entered whereby the Company will remediate the site at a cost estimated by the EPA to be approximately $11 million, with an additional estimated contingent cost of approximately $4 million. The Company's escrow dispute with the former MMI shareholders regarding the costs of investigation and cleanup of that site has been settled.

     In addition to the foregoing remedial actions, the Company has been asked by current property owners to contribute to the investigation and environmental cleanup of eight (8) properties which the Company formerly owned or leased. The Company has also been designated as a potentially responsible party ("PRP") by the EPA under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged treatment or disposal of hazardous substances at thirty-two (32) Superfund sites. With respect to each of these Superfund sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. In some cases the Company has partial indemnity agreements with its insurers or an allocation or contribution agreement with other PRPs, and settlements and costs paid by the Company in Superfund matters to date have not been significant.

     The potential costs to the Company related to all of these environmental matters are highly uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties. The Company has established reserves which it considers to be appropriate for these environmental matters, net of amounts which third parties have agreed to pay in settlement, where the Company believes it is probable the third parties will fulfill their agreements to pay.

     Finally, the product liability lawsuits involving the nutrition supplement L-tryptophan, which the Company has previously reported, have continued to be resolved by the manufacturer of the product without any payment by the Company. Only one such lawsuit is currently pending against the Company. Consistent with its existing agreements with the manufacturer and experience to date, the Company continues to believe it is entitled to full indemnification both with respect to the remaining case and any possible future suits involving L-tryptophan. While no assurance can be given, it appears unlikely that the Company will face non-indemnified damages as a result of this litigation.

     In view of the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management cannot state what the eventual outcome of such litigation and proceedings will be. Although liabilities associated with the foregoing matters could be substantial, management believes, based on current knowledge, that the outcome of such litigation and proceedings will not have a material adverse effect on the Company's consolidated financial position.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 1994.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning the executive officers of the Registrant as of June 1, 1994. The number of years of service with the Company includes service with predecessor and acquired companies.

      There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


        NAME           AGE     POSITION WITH REGISTRANT AND BUSINESS EXPERIENCE
- --------------------   ---   ---------------------------------------------------


Alan Seelenfreund      57    Chairman of the Board and Chief Executive Officer
                             since November 1989 and a Director since July
                             1988; Executive Vice President from November 1986 to November 1989; and Chief Financial Officer from
                             April 1984 to April 1990.  Service with the
                             Company - 19 years.


David E. McDowell      51    President and Chief Operating Officer and a
                             Director since January 1992; Vice President and
                             General Manager, Quality and Chief Information
                             Officer, IBM Corporation from November 1990 to
                             January 1992; President of IBM's National Service
                             Division from July 1987 to August 1990 and
                             Assistant General Manager from January to July
                             1987.  Service with the Company - 2.5 years.

William A. Armstrong   53    Vice President Human Resources and Administration
                             since April 1993; Vice President Administration from July 1991 to April 1993; Executive Assistant to the Office of the Chief Executive from 1990 to April 1992; Staff Vice President, Management
                             Development from 1988 to 1990. Service with the Company - 22 years.


Jon W. d'Alessio       47    Treasurer since January 1992; Staff Vice President
                             and Chief Information Officer from 1990 to
                             November 1991; Staff Vice President, Operations
                             Planning and Information Technology from 1988 to
                             1990.  Service with the Company - 16 years.


Richard H. Hawkins     44    Vice President since April 1993; Controller since
                             April 1990 and Chief Financial Officer of McKesson
                             Drug Company since September 1993; Vice President
                             Finance of the McKesson Distribution Group from
                             February 1991 to April 1993;  Assistant Corporate
                             Controller from June 1984 to April 1990. Service with the Company - 10 years.

        NAME             AGE   POSITION WITH REGISTRANT AND BUSINESS EXPERIENCE
- --------------------     ---   -------------------------------------------------

Robert C. Johnson        58    Vice President, Government Relations since
                               September 1992; Chairman (since April 1990),
                               Chief Executive Officer (from April 1990 until
                               February 1994) and President (from November 1990 until May 1993) of PCS Health Systems, Inc., a wholly-owned subsidiary of the Company. Executive
                               Vice President, California Pharmacists
                               Association from 1969 until 1990. Service with the Company - 4 years.


Marvin L. Krasnansky     64    Vice President Corporate Relations since 1979.
                               Service with the Company - 15 years.


David L. Mahoney         39    Vice President Strategic Planning since July
                               1990. Principal at McKinsey & Company, Inc. (an international management consulting firm) from
                               1987 to July 1990. Service with the Company - 4 years.


Ivan D. Meyerson         49    Vice President and General Counsel since January
                               1987.  Service with the Company - 16 years.


Nancy A. Miller          50    Vice President and Corporate Secretary since
                               December 1989; Staff Vice President and Corporate
                               Secretary from November 1986 to December 1989.
                               Service with the Company - 16 years.


Charles A. Norris        49    Vice President since April 1993 and President of
                               McKesson Water Products Company since May 1990.
                               President of Deer Park Water Company (a bottled drinking water firm) from 1981 until May 1990.
                               Service with the Company - 4 years.


Garret A. Scholz         54    Vice President Finance since April 1990; Vice
                               President and Treasurer from November 1984 to
                               April 1990.  Service with the Company - 21 years.


James H. Smith           50    Vice President and President of McKesson Drug
                               Company since February 1994. Senior Vice
                               President of Avnet, Inc. (a distributor of electrical and computer components) from 1990 until February 1994; Executive Vice President of the Hamilton Hallmark Division from 1990 until
                               February 1994 and Vice President of the Hamilton
                               Avnet Division from 1986 to 1990. Service with the Company - 4 months.

                               PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(A)  MARKET INFORMATION

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. High and low prices for the common stock by quarter appear in Financial Note 18, "Quarterly Financial Information" on pages 38 and 39 of the Appendix to the Company's 1994 Proxy Statement, which note is incorporated herein by reference.

(B)  HOLDERS

     The approximate number of record holders of the Company's common stock as of March 31, 1994 was 18,995.

(C)  DIVIDENDS

     Dividend information is included in Financial Note 18, "Quarterly Financial Information" on pages 38 and 39 of the Appendix to the Company's 1994 Proxy Statement, which note is incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data is shown on pages 2 to 5 of the Appendix to the Company's 1994 Proxy Statement and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations appears in the Financial Review on pages 6 to 13 of the Appendix to the Company's 1994 Proxy Statement and is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data appear on pages 16 to 39 of the Appendix to the Company's 1994 Proxy Statement and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 1994 Proxy Statement. Certain information relating to Executive Officers of the Company appears at pages 7 and 8 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Company's 1994 Proxy Statement.



ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated herein by reference from the Company's 1994 Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated herein by reference from the Company's 1994 Proxy Statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from
Item 14(a) - Consolidated Supplementary Financial Schedules -- Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees (other than related parties). Information with respect to certain transactions with management is incorporated by reference from the Company's 1994 Proxy Statement.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and the Independent Auditors' Report are included on pages 15 to 39 of the Appendix to the Company's 1994 Proxy Statement and are incorporated by reference in Item 8:

     Independent Auditors' Report

     Consolidated Financial Statements
       Statements of Consolidated Income for the years ended
         March 31, 1994, 1993 and 1992
       Consolidated Balance Sheets, March 31, 1994, 1993 and
         1992
       Statements of Consolidated Stockholders' Equity for the
         years ended March 31, 1994, 1993 and 1992
       Statements of Consolidated Cash Flows for the years
         ended March 31, 1994, 1993 and 1992
       Financial Notes

     The following are included herein:                                 Page
                                                                        ----
       Independent Auditors' Report on Supplementary
         Financial Schedules                                             13
       Consolidated Supplementary Financial Schedules:
         II   Amounts Receivable from Related Parties and
              Underwriters, Promoters, and Employees
              (other than related parties)                               14
       VIII   Valuation and Qualifying Accounts                          15
         IX   Short-term Borrowings                                      16

     Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     Exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index on pages 17 through 19.


(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     McKESSON CORPORATION


Date:  May 31, 1994                  By:  /s/Alan Seelenfreund
                                          -------------------------------------
                                          Alan Seelenfreund, Chairman and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 31, 1994 by the following persons on behalf of the Registrant and in the capacities indicated:


/s/Alan Seelenfreund                      /s/David E. McDowell
- --------------------------------------    --------------------------------------
Alan Seelenfreund, Chairman and           David E. McDowell, President and
  Chief Executive Officer and Director      Chief Operating Officer and Director

/s/Garret A. Scholz                       /s/Richard H. Hawkins
- --------------------------------------    --------------------------------------
Garret A. Scholz,                         Richard H. Hawkins,
  Vice President Finance                    Vice President and Controller

/s/Tully M. Friedman                      /s/James R. Harvey
- --------------------------------------    --------------------------------------
Tully M. Friedman, Director               James R. Harvey, Director

/s/George M. Keller
- --------------------------------------    --------------------------------------
George M. Keller, Director                Leslie L. Luttgens, Director

/s/John M. Pietruski                      /s/Jane E. Shaw
- --------------------------------------    --------------------------------------
John M. Pietruski, Director               Jane E. Shaw, Director

/s/Robert H. Waterman
- --------------------------------------
Robert H. Waterman, Jr., Director

                        INDEPENDENT AUDITORS' REPORT ON
                       SUPPLEMENTARY FINANCIAL SCHEDULES



The Stockholders and Board of Directors of McKesson Corporation:


We have audited the consolidated financial statements of McKesson Corporation and subsidiaries as of March 31, 1994, 1993 and 1992, and for the years then ended and have issued our report thereon dated May 16, 1994 which expresses an unqualified opinion and includes an explanatory paragraph relating to the Corporation's change in its method of accounting for postemployment benefits, postretirement benefits other than pensions and environmental clean-up costs; such consolidated financial statements and report are included in the Appendix to your Proxy Statement for the 1994 annual meeting of stockholders of the Corporation and are incorporated herein by reference. Our audits also included the consolidated supplementary financial schedules of McKesson Corporation, listed in Item 14(a). These consolidated supplementary financial schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche

DELOITTE & TOUCHE
San Francisco, California
May 16, 1994

                                                                   SCHEDULE II
                      MCKESSON CORPORATION - CONSOLIDATED
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS, AND EMPLOYEES (OTHER THAN RELATED PARTIES)
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                (IN THOUSANDS)

           Column A                          Column B       Column C      Column D               Column E
- ------------------------------             ------------    ----------   ------------    --------------------------
                                                                                         Balance at End of Period
                                                                                        --------------------------
                                                                         Deductions
                                            Balance at                  ------------        Due            Due
                                            Beginning                     Amounts         Within          After
        Name of Debtor                      of Period      Additions     Collected       One Year        One Year
- ------------------------------             ------------   ---------     ------------    ---------       ----------
Officers and Employees:

Year Ended March 31, 1994
    R. Abrams (1).............              $450           $ 73          $  4            $498            $ 21
    R. Ashworth (2)...........               236              -            36               -             200
    A. Chong (2)..............               200              -             -               -             200
    K. Evans (3)..............                25              -            25               -               -
    T. Field (4)..............               600              -             -             600               -
    S. Geringer (1)...........                 -            200             -               -             200
    R. Harrison (2)...........               438              -           438               -               -
    R. Hawkins (5)............                 -            285             9              23             253
    K. Hicken (6).............               400              -           400               -               -
    W. Howard (2).............               100              -           100               -               -
    R. Johnson (2)(5).........               406             96             3               9             490
    S. Kliff (1)..............                 -            520             -               -             520
    D. McDowell (2)...........               600              -             -               -             600
    D. Nelson (6).............               200              -           200               -               -
    J. Perkins (2)(5).........                 -            338            28              19             291
    J. Smith (2)..............                 -            400             -               -             400
    G. Treude (7).............               108              3             -               -             111
    D. Vanderhelm (6).........               140              -            14               -             126
    C. Villani (2)............               100              -            20              20              60
Year Ended March 31, 1993
    R. Abrams (2).............              $450           $  -          $  -            $  -            $450
    R. Ashworth (2)...........                 -            236             -               -             236
    A. Chong (2)..............               200              -             -               -             200
    K. Evans (3)..............               150              -           125              25               -
    T. Field (4)..............               770              6           176             600               -
    R. Harrison (2)...........               500              -            62              63             375
    K. Hicken (6).............               400              -             -               -             400
    W. Howard (2).............                 -            100             -              20              80
    R. Johnson (2)............               406              -             -               -             406
    S. Kliff (8)..............               290              -           290               -               -
    R. Malson (9).............               126              1           127               -               -
    D. McDowell (2)...........               600              -             -               -             600
    D. Nelson (6).............               200              -             -             200               -
    G. Treude (7).............                 -            108             -               -             108
    D. Vanderhelm (6).........                 -            140             -              14             126
    C. Villani (2)............                 -            100             -              20              80
Year Ended March 31, 1992
    R. Abrams (2).............              $450           $  -          $  -            $  -            $450
    A. Chong (2)..............               200              -             -               -             200
    K. Evans (3)..............                 -            550           400             125              25
    T. Field (4)..............               828             19            77              77             693
    J. Gillen (2).............               145              -           145               -               -
    R. Harrison (2)...........                 -            500             -               -             500
    K. Hicken (6).............               400              -             -               -             400
    R. Johnson (2)............               406              -             -               -             406
    C. Kennedy (2)............               485              -           485               -               -
    S. Kliff (8)..............                 -            290             -             290               -
    R. Malson (9).............               141             12            27              27              99
    D. McDowell (2)...........                 -            600             -               -             600
    D. Nelson (6).............               200              -             -               -             200
- ------------------------------------------------------------------------------------------------------------------

NOTES:  1  Loan is secured by a deed of trust and is interest bearing.
        2 Includes a loan secured by a deed of trust that is noninterest bearing so long as the individual remains in the employ of the Company or is under an employment contract.
        3 Includes a $450,000 note used by the employee in connection with his purchase of real property. The note is unsecured and non-interest bearing.
        4 Loan is secured by a deed of trust and was entered into when the individual was in the employ of the Company.
        5 Includes 6.75% interest bearing recourse notes relating to the Company's Stock Purchase Plan due in installments through 2003 and collateralized with common stock of the Registrant.
        6  Loan is secured by a deed of trust and is noninterest bearing.
        7 Includes a $100,000 secured note with interest equal to McKesson's cost of funds.
        8  Noninterest bearing short-term relocation loan.
        9 Recourse note relating to the Company's Stock Purchase Plan due in installments through 1992 and collateralized with common stock of the Registrant.

                                                                  SCHEDULE VIII

                      MCKESSON CORPORATION - CONSOLIDATED
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


     Column A                 Column B          Column C             Column D     Column E
- ---------------------        ----------  ----------------------     ----------  -------------
                                               Additions
                                         ----------------------
                             Balance at  Charged to  Charged to
                             Beginning   Costs and     Other                     Balance at
    Description               of Period   Expenses    Accounts      Deductions  End of Period
- ---------------------        ----------  ----------  ----------     ----------  -------------

AMOUNTS DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

Year Ended March 31, 1994
- -------------------------

  Allowances for doubtful
   accounts receivable         $27,185     $ 9,472     $    1        $17,752       $18,906
  Other reserves                16,773       5,302          -          5,107        16,968
                               -------     -------     ------        -------       -------
                               $43,958     $14,774     $    1/3/     $22,859/1/    $35,874/2/
                               =======     =======     ======        =======       =======


Year Ended March 31, 1993
- -------------------------

  Allowances for doubtful
   accounts receivable         $19,869     $18,215     $   76        $10,975       $27,185
  Other reserves                15,009       5,455         -           3,691        16,773
                               -------     -------     ------        -------       -------
                               $34,878     $23,670     $   76/3/     $14,666/1/    $43,958/2/
                               =======     =======     ======        =======       =======


Year Ended March 31, 1992
- -------------------------

 Allowances for doubtful
  accounts receivable         $18,262      $13,550     $2,543        $14,486       $19,869
 Other reserves                12,516        6,337          -          3,844        15,009
                              -------      -------     ------        -------       -------
                              $30,778      $19,887     $2,543/3/     $18,330/1/    $34,878/2/
                              =======      =======     ======        =======       =======

- ------------------------------------------------------------------------------------------

                                                           1994        1993         1992
                                                         -------     --------     --------
NOTES:  1  Deductions:
             Written off                                 $17,752      $13,884      $16,856
             Credited to other accounts                    5,107          782        1,474
                                                         -------      -------      -------
               Total                                     $22,859      $14,666      $18,330
                                                         =======      =======      =======

        2  Amounts shown as deductions from:
             Current receivables                         $32,464      $40,740      $31,754
             Other assets                                  3,410        3,218        3,124
                                                         -------      -------      -------
               Total                                     $35,874      $43,958      $34,878
                                                         =======      =======      =======
        3  Recorded on the books of companies acquired.

                                                                   SCHEDULE IX

                      MCKESSON CORPORATION - CONSOLIDATED
                             SHORT-TERM BORROWINGS
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

           Column A                     Column B   Column C    Column D    Column E/1/   Column F/1/
- ---------------------------------       ---------  ---------  -----------  ------------  -------------
                                                                                           Weighted
                                                                Maximum      Average        Average
                                                   Weighted     Amount        Amount       Interest
                                         Balance    Average   Outstanding  Outstanding       Rate
                                         at End    Interest     During        During        During
                                        of Period    Rate     the Period    the Period    the Period
                                        ---------  ---------  -----------  ------------  -------------
Category of Short-Term Borrowings
- ---------------------------------


Year Ended March 31, 1994
- -------------------------

  Bank borrowings                              -        -      $195,000      $ 18,361         3.4%
  Commercial paper                       $19,992      3.5%      299,787       160,184         3.2%
  International borrowings                37,175      5.8%       63,050        62,872         5.0%



Year Ended March 31, 1993
- -------------------------

  Bank borrowings                              -        -      $ 45,000       $   973         3.5%
  Commercial paper                             -        -       194,929        20,359         3.1%
  International borrowings               $61,189      6.3%       77,760        57,960         7.2%



Year Ended March 31, 1992
- -------------------------

  Bank borrowings                              -        -      $ 60,000       $ 1,593         5.1%
  Commercial paper                             -        -       112,090        26,825         7.4%
  International borrowings               $67,667      7.5%       97,215        59,669         8.4%




- -------------------------------------------------------------------------------------------------

NOTES: 1 Based on average daily balances except for international borrowings which are based on average monthly balances.

                                 EXHIBIT INDEX

Exhibit
Number                             Description
- ------  --------------------------------------------------------------------
 *(3)A   Restated Certificate of Incorporation of Registrant effective
         September 6, 1989 (Exhibit (19)A to the Registrant's Form SE dated
         February 3, 1990).

 *(3)B   By-Laws of Registrant, as amended through July 28, 1993 (Exhibit
         (3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

 *(4)A Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of Registrant.

 *(4)B   Rights Agreement between the Registrant and Morgan Shareholder
         Services Trust Company (now First Chicago Trust Company of New
         York), dated as of May 7, 1986, amended as of July 31, 1987 and amended and restated as of June 1, 1988 (Exhibit (4) to the Registrant's Form SE dated July 14, 1988).

*(10)A   Credit Agreement dated as of December 30, 1988 among McKesson
         Corporation, a Maryland corporation, McKesson Corporation, a
         Delaware corporation and Bank of America National Trust and
         Savings Association as agent for the other bank signatories thereto (Exhibit (10)L to the Registrant's Form SE dated June 21,
         1989).

*(10)B First Amendment dated September 29, 1989 to Credit Agreement dated as of December 30, 1988 among McKesson Corporation, a Maryland corporation, McKesson Corporation, a Delaware corporation and Bank of America National Trust and Savings
         Association as agent for the other bank signatories thereto
         (Exhibit (19)A to the Registrant's Form SE dated June 9, 1992).

*(10)C   Waiver and Second Amendment to Credit Agreement dated as of May
         11, 1992 among McKesson Corporation, a Maryland corporation
         (Borrower), McKesson Corporation, a Delaware corporation
         (Guarantor) and Bank of America National Trust and Savings
         Association, as agent for itself and the other bank signatories thereto (Exhibit (19)B to the Registrant's Form SE dated June 9,
         1992).

*(10)D Third Amendment to Credit Agreement dated as of October 5, 1992 among McKesson Corporation, a Maryland corporation (the
         Borrower), McKesson Corporation, a Delaware corporation (the
         Guarantor) and Bank of America National Trust and Savings
         Association, as agent for itself and the other bank signatories thereto (Exhibit (10)D to the Registrant's Annual Report on Form
         10-K for the fiscal year ended March 31, 1993).

*(10)E   Note Purchase Agreement dated as of June 9, 1989 by and between
         McKesson Corporation, a Maryland corporation and a wholly-owned subsidiary of the Registrant, and The Prudential Insurance
         Company of America (Exhibit (19) to the Registrant's Form SE dated August 10, 1989).

*(10)F   Letter Agreement dated March 7, 1991 amending Note Purchase
         Agreement between McKesson Corporation and The Prudential
         Insurance Company of America dated as of June 9, 1989 (Exhibit
         (19)C to the Registrant's Form SE dated June 9, 1992).

                                 EXHIBIT INDEX

Exhibit
Number                             Description
- ------  ---------------------------------------------------------------------
 (10)G   McKesson Corporation Deferred Compensation Administration Plan
         II, amended as of March 30, 1994.

 (10)H McKesson Corporation Deferred Compensation Administration Plan, amended as of March 30, 1994.

 (10)I McKesson Corporation Management Deferred Compensation Plan, amended as of March 30, 1994.

 (10)J   McKesson Corporation 1985 Executives Elective Deferred
         Compensation Plan, amended as of October 27, 1993.

 (10)K McKesson Corporation Directors' Deferred Compensation Plan, amended as of October 27, 1993.

 (10)L   McKesson Corporation 1985 Directors Elective Deferred
         Compensation Plan, amended as of October 27, 1993.

 (10)M McKesson Corporation Severance Policy for Executive Employees, as adopted September 29, 1993.

*(10)N   Description of McKesson Corporation Retirement Program for
         Outside Directors, as amended through July 29, 1992 (Exhibit
         (10)N to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

*(10)O McKesson Corporation 1973 Stock Purchase Plan, amended effective as of July 31, 1987 (Exhibit (10)D to the Registrant's
         Form SE dated June 15, 1988).

 (10)P   McKesson Corporation Supplemental PSIP, amended as of March 30,
         1994.

 (10)Q 1981 Long-Term Incentive Plan of McKesson Corporation, as amended through March 30, 1994.

 (10)R McKesson Corporation 1989 Management Incentive Plan, amended as of March 30, 1994.

 (10)S McKesson Corporation 1988 Restricted Stock Plan, as amended through March 30, 1994.

*(10)T   McKesson Corporation 1978 Stock Option Plan, as amended through
         July 31, 1991 (Exhibit (19)A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

 (10)U McKesson Corporation 1984 Executive Benefit Retirement Plan, amended as of October 27, 1993.

 (10)V McKesson Corporation 1988 Executive Survivor Benefits Plan, amended as of October 27, 1993.

                                 EXHIBIT INDEX

Exhibit
Number                             Description
- ------  ----------------------------------------------------------------------
 *(10)W  Form of Amended Employment Agreement dated as of November 1,
         1991 by and between the Registrant and certain designated
         Executive Officers (Exhibit (19)B to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended December 31, 1991).

  (10)X  Form of Amended Termination Agreement dated as of February 1,
         1994 by and between the Registrant and certain designated
         Executive Officers.

 *(10)Y Form of Employment Agreement dated as of January 13, 1992 by and between the Registrant and its President and Chief Operating
         Officer (Exhibit (19)F to Registrant's Form SE dated June 9,
         1992).

 *(10)Z Form of Employment Agreement dated as of January 15, 1990 by and between the Registrant and its Vice President Government
         Relations (Exhibit (10)FF to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended March 31, 1993).

*(10)AA  Letter Agreement for Credit Facilities among Medis Health and
         Pharmaceutical Services Inc. (Borrower), McKesson Corporation
         (Guarantor), and The Toronto Dominion Bank (Lender) dated as of
         April 14, 1993 (Exhibit (10)HH to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

*(10)BB  Stock Purchase Agreement entered into by and among McKesson
         (Cayman Islands) Inc. (as Purchaser), the Registrant (as
         Guarantor), and the Escandon Family Trust Constituted with Banco
         Nacional de Mexico, S.A. (as Seller), and Messrs. Pablo Escandon
         Cusi and Eustaquio Escandon Cusi, executed on April 27, 1993
         (Exhibit (10)II to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

*(10)CC  Irrevocable Offer to Purchase made by Banco Nacional de
         Mexico, S.A. as Trustee of the Escandon Family Trust to McKesson
         (Cayman Islands) Inc., executed on April 27, 1993 (Exhibit (10)JJ to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

   (11)  Computation of earnings per common share for the five years ended
         March 31, 1994.

  *(13)  1994 annual report to security holders pursuant to Rule 14a-3(b)
         (Appendix to Registrant's definitive Proxy Statement dated June
         14, 1994 for the Annual Meeting of Stockholders to be held on July 27, 1994).

   (22)  Subsidiaries of the Registrant.

   (23)  Independent Auditors' Consent.

* Document has heretofore been filed with the Commission by the Registrant and is incorporated by reference and made a part hereof.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


 1. McKesson Corporation Deferred Compensation Administration Plan II, amended as of March 30, 1994 (Exhibit (10)G to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 2. McKesson Corporation Deferred Compensation Administration Plan, amended as of March 30, 1994 (Exhibit (10)H to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 3. McKesson Corporation Management Deferred Compensation Plan, amended as of March 30, 1994 (Exhibit (10)I to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 4. McKesson Corporation 1985 Executives Elective Deferred Compensation Plan, amended as of October 27, 1993 (Exhibit (10)J to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 5. McKesson Corporation Directors' Deferred Compensation Plan, amended as of October 27, 1993 (Exhibit (10)K to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 6. McKesson Corporation 1985 Directors Elective Deferred Compensation Plan, amended as of October 27, 1993 (Exhibit (10)L to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 7. McKesson Corporation Severance Policy for Executive Employees, as adopted September 29, 1993 (Exhibit (10)M to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 8. Description of McKesson Corporation Retirement Program for Outside Directors, as amended through July 29, 1992 (Exhibit (10)N to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

 9. McKesson Corporation 1973 Stock Purchase Plan, amended effective as of July 31, 1987 (Exhibit (10)D to the Registrant's Form SE dated June 15,
     1988).

10. McKesson Corporation Supplemental PSIP, amended as of March 30,1994 (Exhibit (10)P to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

11. 1981 Long-Term Incentive Plan of McKesson Corporation as amended through March 30, 1994 (Exhibit (10)Q to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

12. McKesson Corporation 1989 Management Incentive Plan, amended as of March 30,1994 (Exhibit (10)R to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

13. McKesson Corporation 1988 Restricted Stock Plan as amended through March 30, 1994 (Exhibit (10)S to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

14. McKesson Corporation 1978 Stock Option Plan, as amended through July 31, 1991 (Exhibit (19)A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

15. McKesson Corporation 1984 Executive Benefit Retirement Plan, amended as of October 27, 1993 (Exhibit (10)U to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

16. McKesson Corporation 1988 Executive Survivor Benefits Plan, amended as of October 27, 1993 (Exhibit (10)V to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

17. Form of Amended Employment Agreement dated as of November 1, 1991 by and between the Registrant and certain designated Executive Officers (Exhibit (19)B to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

18. Form of Amended Termination Agreement dated as of February 1, 1994 by and between the Registrant and certain designated Executive
     Officers (Exhibit (10)X to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

19. Form of Employment Agreement dated as of January 13, 1992 by and between the Registrant and its President and Chief Operating Officer (Exhibit (19)F to Registrant's Form SE dated June 9, 1992).

20. Form of Employment Agreement dated as of January 15, 1990 by and between the Registrant and its Vice President Government Relations (Exhibit (10)FF to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

                                                                 EXHIBIT (11)
                      MCKESSON CORPORATION - CONSOLIDATED
                   COMPUTATION OF EARNINGS PER COMMON SHARE
                       FOR THE FIVE YEARS ENDED MARCH 31
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1994       1993         1992           1991       1990
                                                              ---------  ---------  ------------     ---------  ---------
   FULLY DILUTED EARNINGS PER SHARE

   Income after taxes from continuing operations              $157,056   $114,735   $    39,618       $99,977    $93,677
   Dividend requirements - convertible preferred stocks              -          -        (7,081)/1/         -          -
   Interest charges on convertible debentures - net of tax          18      1,352             - /2/     3,391      3,628
   Contribution adjustment - Series B ESOP convertible
    preferred stock/3/                                          (3,706)    (3,758)            - /2/    (3,711)    (3,273)
                                                              --------   --------   -----------       -------    -------
                                                               153,368    112,329        32,537        99,657     94,032
   Income after taxes from discontinued operations                   -          -        (7,285)       (4,650)         -
   Extraordinary item                                           (4,186)         -             -             -          -
   Cumulative effects of accounting changes                    (16,660)         -      (110,500)            -          -
                                                              --------   --------   -----------       -------    -------
      Total                                                   $132,522   $112,329   $   (85,248)      $95,007    $94,032
                                                              ========   ========   ===========       =======    =======

   Fully diluted shares
    Common shares outstanding/4/                                40,943     40,025        38,776        38,544     40,493
    Convertible securities - dilutive                            3,160      4,783             - /2/     6,060      5,761
                                                              --------   --------   -----------       -------    -------
      Total                                                     44,103     44,808        38,776        44,604     46,254
                                                              ========   ========   ===========       =======    =======

   Fully diluted earnings per share
    Continuing operations                                     $   3.48   $   2.51   $       .84       $  2.23    $  2.03
    Discontinued operations                                          -          -          (.19)         (.10)         -
    Extraordinary item                                            (.10)         -             -             -          -
    Cumulative effects of accounting changes                      (.38)         -         (2.85)            -          -
                                                              --------   --------   -----------       -------    -------
      Total                                                   $   3.00   $   2.51   $     (2.20)      $  2.13    $  2.03
                                                              ========   ========   ===========       =======    =======

   PRIMARY EARNINGS PER SHARE

   Income after taxes from continuing operations              $157,056   $114,735   $    39,618       $99,977    $93,677
   Dividend requirements - convertible preferred stocks/1/      (7,052)    (7,010)       (7,081)       (6,973)    (5,523)
                                                              --------   --------   -----------       -------    -------
                                                               150,004    107,725        32,537        93,004     88,154
   Income after taxes from discontinued operations                   -          -        (7,285)       (4,650)         -
   Extraordinary item                                           (4,186)         -             -             -          -
   Cumulative effects of accounting changes                    (16,660)         -      (110,500)            -          -
                                                              --------   --------   -----------       -------    -------
      Total                                                   $129,158   $107,725   $   (85,248)      $88,354    $88,154
                                                              ========   ========   ===========       =======    =======

   Common shares outstanding/4/                                 40,789     40,025        38,776        38,539     40,429
                                                              ========   ========   ===========       =======    =======

   Primary earnings per share
    Continuing operations                                     $   3.68   $   2.69   $       .84       $  2.41    $  2.18
    Discontinued operations                                          -          -          (.19)         (.12)         -
    Extraordinary item                                            (.10)         -             -             -          -
    Cumulative effects of accounting changes                      (.41)         -         (2.85)            -          -
                                                              --------   --------   -----------       -------    -------
      Total                                                   $   3.17   $   2.69   $     (2.20)      $  2.29    $  2.18
                                                              ========   ========   ===========       =======    =======
- ----------------------------------------------------------------------------------------------------------------------

1  Net of certain related tax benefits.
2 1992 fully diluted earnings per share computation excludes the effect of convertible securities which were anti-dilutive.
3 Represents the assumed additional ESOP contribution expense that the Company would have incurred if the Series B ESOP convertible preferred stock had been converted at the beginning of the period presented.
4 Common shares outstanding have been computed by adding the monthly average (beginning of the month plus end of the month divided by 2), dividing the aggregate by 12 and adjusting this total for dilutive stock options using the treasury stock method.

DATA STATED IN MILLIONS

              VOLUNTARY SCHEDULE - CERTAIN FINANCIAL INFORMATION


                                                                    YEAR        YEAR        YEAR
                                                                   TO DATE     TO DATE     TO DATE
                                                                    ENDED       ENDED       ENDED
REGULATION NUMBER   STATEMENT CAPTION                              3/31/94     3/31/93     3/31/92
- -----------------   -----------------                              -------     -------     -------
5-02(1)             Cash and cash items                           $   96.3    $  120.1    $  160.5
5-02(2)             Marketable securities
5-02(3)(a)(1)       Accounts receivable - trade
5-02(3)(b)(1)       Notes receivable trade
5-02(4)             Allowance for doubtful accounts
5-02(5)             Unearned income
5-02(6)(a)(1)       Finished goods
5-02(9)             Total current assets                           2,186.2     1,898.2     1,814.2
5-02(18)            Total assets                                   3,192.7     2,800.1     2,756.9
5-02(21)            Total current liabilities                      1,784.4     1,614.9     1,492.9
5-02(22)            Bonds mortgages & similar debt
5-02(23)            Indebtedness to related parties
5-02(24)            Other liabilities
5-02(28)            Preferred stock-mandatory redemption
5-02(29)            Preferred stock-no mandatory redemption
5-02(30)            Common stock                                      89.2        89.2        89.2
5-02(31)(a)(1)      Additional paid in capital                       164.9       172.4       204.2
5-02(31)(a)(2)      Additional capital other
5-02(31)(1)(3)(i)   Retained earnings - appropriated
5-02(31)(1)(3)(ii)  Retained earnings - unappropriated               610.3       546.8       501.7
5-03(b)(1)(a)       Net sales tangible products
5-03(b)(1)(b)       Operating revenues utilities & others
5-03(b)(1)(c)       Income from rentals
5-03(b)(1)(d)       Revenues from services
5-03(b)(1)(e)       Other revenues
5-03(b)(2)(a)       Cost of tangible goods sold
5-03(b)(2)(b)       Operating expenses utilities and others
5-03(b)(2)(c)       Cost of income from rentals
5-03(b)(2)(d)       Cost of services
5-03(b)(2)(e)       Cost of other revenues
5-03(b)(8)          Interest & amortization of debt discount          41.4        49.5        57.7
5-03(b)(10)         Income before taxes and other items              275.3       196.9        81.7
5-03(b)(11)         Income tax expense                               109.2        78.8        39.9
5-03(b)(14)         Income/loss from continuing operations           157.1       114.7        39.6
5-03(b)(15)         Discontinued operations                                                   (7.3)
5-03(b)(17)         Extraordinary items                               (4.2)
5-03(b)(18)         Cumulative effect-chngs in acctg. prin.          (16.7)                 (110.5)
5-03(b)(19)         Net income or loss                               136.2       114.7       (78.2)