Form 10-Q
period 1994-06-30
MCKESSON CORP /DE/
filed 1994-08-12
CIK 816768

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1994


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ---------------


Commission file number 1-9626
                       ------

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

                         Yes   X     No
                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Outstanding at June 30, 1994
- --------------------------           ----------------------------
Common stock, $2 par value                 40,715,908 shares





                        TABLE OF CONTENTS



                 PART I.  FINANCIAL INFORMATION
                 ==============================

                                                            Pages
                                                            -----
Item
- ----

 1.       Financial Statements

          Consolidated Balance Sheets
            June 30, 1994 and March 31, 1994               3 - 4

          Statements of Consolidated Income
            Three months ended June 30, 1994 and 1993      5 - 6

          Statements of Consolidated Cash Flows
            Three months ended June 30, 1994 and 1993      7 - 8

          Financial Notes                                  9 - 11


 2.       Managements' Discussion and Analysis of
            Financial Condition and Results of Operations

          Financial Review                                12 - 16



                   PART II.  OTHER INFORMATION
                   ===========================

Item
- ----

 6.       Exhibits and Reports on Form 8-K                  17


Index to Exhibits                                           19














                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)



                                          June 30,      March 31,
                                           1994           1994
                                        ----------     ----------
                                              (in millions)
ASSETS
- ------
Current Assets
  Cash and short-term investments       $   179.8      $    89.0
  Receivables                               767.5          744.4
  Inventories                             1,016.3          993.5
  Prepaid expenses                           55.0           46.6
                                          -------        -------
        Total                             2,018.6        1,873.5
                                          -------        -------


Property, Plant and Equipment
  Land                                       43.4           43.4
  Buildings, machinery and equipment        758.1          744.7
                                          -------        -------
        Total                               801.5          788.1

  Accumulated depreciation                 (403.7)        (391.5)
                                          -------        -------
  Net                                       397.8          396.6

Goodwill and other intangibles              278.2          281.4
Other assets                                256.4          283.5
                                          -------        -------

        Total                           $ 2,951.0      $ 2,835.0
                                          =======        =======









                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)



                                         June 30,       March 31,
                                           1994           1994
                                        ----------     ----------
                                                (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
  Drafts payable                        $   237.4      $   205.1
  Accounts payable - trade                  963.1          925.4
  Short-term borrowings                      71.6           57.2
  Current portion of long-term debt          19.6           18.5
  Salaries and wages                         36.5           38.4
  Taxes                                      41.8           28.1
  Interest and dividends                     29.4           28.5
  Other                                     117.1          127.0
                                          -------        -------
        Total                             1,516.5        1,428.2
                                          -------        -------
Postretirement Obligations and
  Other Noncurrent Liabilities              217.1          214.8
                                          -------        -------
Long-Term Debt                              464.2          462.3
                                          -------        -------
Minority Interest in Subsidiary              52.6           51.1
                                          -------        -------
Stockholders' Equity
  Preferred stocks                          124.6          125.3
  Common stock                               89.2           89.2
  Other capital                             165.6          164.9
  Retained earnings                         627.7          610.3
  Accumulated translation adjustment        (23.6)         (22.3)
  ESOP notes and guarantee                 (163.3)        (165.1)
  Treasury shares, at cost                 (119.6)        (123.7)
                                          -------        -------
        Net                                 700.6          678.6
                                          -------        -------
        Total                           $ 2,951.0       $ 2,835.0
                                          =======        =======

See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                        -------------------------
                                           1994           1993
                                        ----------     ----------
                                              (in millions -
                                        except per share amounts)

REVENUES                                $ 3,235.2      $ 2,931.7

COSTS AND EXPENSES
  Cost of sales                           2,960.7        2,665.0
  Selling, distribution
    and administration                      214.3          213.4
  Interest                                   11.1           11.0
                                          -------        -------
        Total                             3,186.1        2,889.4
                                          -------        -------
SPECIAL ITEMS
  Gain on sale and donation
    of subsidiary stock                        -            55.1
  Donation to McKesson Foundation              -            (4.3)
  Termination of swap arrangements             -           (13.4)
                                          -------        -------
                                               -            37.4
                                          -------        -------
INCOME BEFORE TAXES ON INCOME                49.1           79.7

Taxes on income                             (19.9)         (29.6)
                                          -------        -------
INCOME BEFORE MINORITY INTEREST              29.2           50.1

Minority interest in net
  income of subsidiary                       (2.8)          (1.5)
                                          -------        -------
INCOME AFTER TAXES
  Continuing operations                      26.4           48.6
  Discontinued operations                     9.6            6.7
  Extraordinary item - debt extinguishment     -            (4.2)
  Cumulative effect
    of accounting change                       -           (16.7)
                                          -------        -------
NET INCOME                              $    36.0      $    34.4
                                          =======        =======



                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                        -------------------------
                                           1994           1993
                                        ----------     ----------
                                              (in millions -
                                        except per share amounts)

PER COMMON SHARE

Fully diluted earnings
  Continuing operations                 $     .57      $    1.10
  Discontinued operations                     .22            .15
  Extraordinary item                           -            (.10)
  Cumulative effect
    of accounting change                       -            (.38)
                                          -------        -------
        Total                           $     .79       $    .77
                                          =======        =======

Primary earnings
  Continuing operations                 $     .60      $    1.16
  Discontinued operations                     .23            .16
  Extraordinary item                           -            (.10)
  Cumulative effect
    of accounting change                       -            (.41)
                                          -------        -------
        Total                           $     .83      $     .81
                                          =======        =======

Dividends                               $     .42      $     .40
                                          =======        =======

SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                              44.7           43.7
  Primary                                    41.5           40.5



See Financial Notes.



                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                        -------------------------
                                           1994           1993
                                        ----------     ----------
                                               (in millions)

Operating Activities
  Income after taxes from
    continuing operations               $    26.4      $    48.6
  Adjustments to reconcile to net
  cash provided by operating activities
    Depreciation                             14.5           13.8
    Amortization                              2.9            2.9
    Provision for bad debts                   3.5            1.4
    Deferred taxes on income                 (0.3)          (0.8)
    Gain on sale of subsidiary stock           -           (52.0)
    Other                                    (0.7)           0.1
                                          -------        -------
        Total                                46.3           14.0
                                          -------        -------
    Effects of changes in
      Receivables                           (26.6)          20.1
      Inventories                           (22.7)        (144.9)
      Accounts and drafts payable            69.9          122.9
      Other                                  (5.6)          28.3
                                          -------        -------
        Total                                15.0           26.4
                                          -------        -------

    Net cash provided by
      continuing operations                  61.3           40.4

  Discontinued operations                    42.9           28.2
                                          -------        -------
    Net cash provided by
      operating activities                  104.2           68.6
                                          -------        -------








                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                        -------------------------
                                           1994           1993
                                        ----------     ----------
                                               (in millions)

Investing Activities
  Property acquisitions                 $   (16.7)     $   (16.5)
  Properties sold                             1.0            0.7
  Proceeds from sale of subsidiary stock       -            78.7
  Acquisitions of businesses, less cash and
    short-term investments acquired            -           (50.6)
  Investing activities
  - discontinued operations                  (5.3)         (39.2)
  Other                                       3.8           12.2
                                          -------        -------
    Net cash used by investing activities   (17.2)         (14.7)
                                          -------        -------
Financing Activities
  Proceeds from issuance of debt             42.5            1.8
  Repayment of debt                         (24.9)         (67.1)
  Capital stock transactions
    Treasury stock acquired                    -           (31.5)
    Issuances                                 3.2            5.3
    ESOP notes and guarantee                  1.8            1.7
    Dividends paid                          (19.7)         (18.9)
  Financing activities
  - discontinued operations                   0.9            0.4
                                          -------        -------
    Net cash provided (used)
      by financing activities                 3.8         (108.3)
                                          -------        -------
Net Increase (Decrease) in Cash and
   Short-Term Investments                    90.8          (54.4)

Cash and Short-Term Investments
   at beginning of period                    89.0          111.5
                                          -------        -------
Cash and Short-Term Investments
   at end of period                     $   179.8      $    57.1
                                          =======        =======


See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES




1.   Proposed Sale of the PCS Business
     ---------------------------------

     On July 10, 1994, McKesson Corporation ("McKesson" or "the Company") entered into an Agreement and Plan of Merger providing for the acquisition by Eli Lilly and Company ("Eli Lilly") of McKesson's pharmaceutical benefits management business (the "PCS Business"), which is primarily operated by PCS Health Systems, Inc. and Clinical Pharmaceuticals, Inc., both of which are wholly-owned subsidiaries of McKesson, for approximately $4 billion.

     As required by the Merger Agreement, on July 15, 1994 ECO Acquisition Corporation, a subsidiary of Eli Lilly (the "Purchaser"), commenced a cash tender offer to purchase from McKesson shareholders all outstanding shares of McKesson common stock (the "Shares") at a price of $76.00 net per Share (the "Offer"). The Offer is conditioned upon, among other things, satisfaction of the condition that there be validly tendered and not withdrawn, prior to the expiration of the Offer, a number of Shares that represent at least a majority of the total voting power of McKesson. Following the purchase of Shares under the Offer and satisfaction of certain other conditions, McKesson and the Purchaser will merge (the "Merger") and each Share not purchased in the Offer (other than Shares held by Eli Lilly and certain other related entities) will be converted into the right to receive $76.00 in cash or such higher price per Share as may be offered pursuant to the Offer, without interest.

     In addition, prior to the consummation of the Offer, McKesson will (i) transfer all of the assets and liabilities of McKesson other than those related to the PCS Business to SP Ventures, Inc., a newly-formed wholly-owned subsidiary of McKesson ("New McKesson") and (ii) declare a dividend (conditioned upon consummation of the Offer) of one share of common stock of New McKesson for each Share held of record as of such date (collectively, the "Spin-Off"). After giving effect to the Spin-Off and the consummation of the Offer, the current business of McKesson (other than its PCS Business) will be continued through New McKesson. The net result of the proposed transaction is that each existing McKesson shareholder will receive a cash payment of $76 per Share (representing the proceeds from the sale of the PCS Business) together with one common share of New McKesson for each share held as of the record date for the Spin-Off (representing their continuing interest in the retained businesses).

     Approximately $600 million, subject to certain adjustments, of the $4 billion will be contributed by Eli Lilly to the capital of McKesson, which will transfer such amount to New McKesson to meet certain tax and transaction costs and for the general corporate purposes of New McKesson, including the funding of investments in new and current businesses. Management believes that consummation

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES




of the proposed transaction will result in an estimated gain on sale of the PCS Business of approximately $500 million, after taxes, transaction costs and other expenses.

     For financial statement purposes, New McKesson will be the continuing entity and New McKesson will retain the name McKesson Corporation. The accompanying unaudited consolidated financial statements present the PCS Business as a discontinued operation.



2.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of June 30, 1994, and the results of its operations and its cash flows for the three months then ended. Such adjustments were of a normal recurring nature.

     The results of operations for the three months ended June 30, 1994 and 1993 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1994 consolidated financial information which has previously been filed with the Commission in a Report on Form 8-K dated July 29, 1994.



3.   Special Items
     -------------

     Special items in the prior year of $37.4 million ($24.5 million after-tax, $0.56 per fully diluted share) included a gain of $55.1 million from the sale of 5,175,000 shares and the donation of 250,000 shares of the Company's majority-owned Armor All Products Corporation subsidiary. The shares donated to the McKesson Foundation had a market value of $4.3 million. Also included in special items was a loss of $13.4 million resulting from the termination of interest rate swap arrangements. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings as the Company, at that time, no longer expected to borrow domestically on a short-term basis in fiscal 1994.
                             - 10 -


              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES




4.   Extraordinary Loss
     ------------------

     An extraordinary loss of $4.2 million was recognized in the prior year on the early retirement of $50 million of 8 5/8% debt.



5.   Accounting Change
     -----------------

     As of April 1, 1993, the Company adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits". The cumulative effect of adopting the new standard resulted in a charge to net income of $16.7 million, net of a $10.4 million tax benefit ($0.38 per fully diluted share).

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW
                           (unaudited)



Operating Results
- -----------------

     The operating results of the Company by business segment are as follows:

                                     Three Months Ended June 30
                                   ------------------------------
                                     1994       1993     % Change
                                   --------   --------   --------
                                            (in millions)
REVENUES

  Health Care Services(1)          $ 3,115.6   $ 2,824.3    10.3
  Water Products                        61.2        58.7     4.3
  Armor All                             56.6        47.7    18.7
  Corporate                              1.8         1.0
                                     -------     -------
        Total                      $ 3,235.2   $ 2,931.7    10.4
                                     =======     =======


OPERATING PROFIT

  Health Care Services             $    48.5   $    45.1     7.5
  Water Products                         8.0         7.5     6.7
  Armor All                             10.8         9.1    18.7
                                     -------     -------
        Total                           67.3        61.7     9.1


  Interest - net(2)                    (10.3)      (10.5)
  Corporate and other                   (7.9)       (8.9)
  Special items                           -         37.4
                                     -------     -------
        Income before taxes        $    49.1   $    79.7   (38.4)
                                     =======     =======


(1)  Health Care Services Revenues includes:

       Sales to customers'
         warehouses                $  727.6    $  641.0
       International revenues         334.7       336.3

(2)  Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW




Proposed Sale of the PCS Business
- ---------------------------------

     On July 10, 1994, McKesson Corporation ("McKesson" or "the Company") entered into an Agreement and Plan of Merger providing for the acquisition by Eli Lilly and Company ("Eli Lilly") of McKesson's pharmaceutical benefits management business (the "PCS Business"), which is primarily operated by PCS Health Systems, Inc. and Clinical Pharmaceuticals, Inc., both of which are wholly-owned subsidiaries of McKesson, for approximately $4 billion.

     As required by the Merger Agreement, on July 15, 1994 ECO Acquisition Corporation, a subsidiary of Eli Lilly (the "Purchaser"), commenced a cash tender offer to purchase from McKesson shareholders all outstanding shares of McKesson common stock (the "Shares") at a price of $76.00 net per Share (the "Offer"). The Offer is conditioned upon, among other things, satisfaction of the condition that there be validly tendered and not withdrawn, prior to the expiration of the Offer, a number of Shares that represent at least a majority of the total voting power of McKesson. Following the purchase of Shares under the Offer and satisfaction of certain other conditions, McKesson and the Purchaser will merge (the "Merger") and each Share not purchased in the Offer (other than Shares held by Eli Lilly and certain other related entities) will be converted into the right to receive $76.00 in cash or such higher price per Share as may be offered pursuant to the Offer, without interest.

     In addition, prior to the consummation of the Offer, McKesson will (i) transfer all of the assets and liabilities of McKesson other than those related to the PCS Business to SP Ventures, Inc., a newly-formed wholly-owned subsidiary of McKesson ("New McKesson") and (ii) declare a dividend (conditioned upon consummation of the Offer) of one share of common stock of New McKesson for each Share held of record as of such date (collectively, the "Spin-Off"). After giving effect to the Spin-Off and the consummation of the Offer, the current business of McKesson (other than its PCS Business) will be continued through New McKesson. The net result of the proposed transaction is that each existing McKesson shareholder will receive a cash payment of $76 per Share (representing the proceeds from the sale of the PCS Business) together with one common share of New McKesson for each share held as of the record date of the Spin-Off (representing their continuing interest in the retained businesses).

     Approximately $600 million, subject to certain adjustments, of the $4 billion will be contributed by Eli Lilly to the capital of McKesson, which will transfer such amount to New McKesson to meet certain tax and transaction costs and for the general corporate purposes of New McKesson, including the funding of investments in new and current businesses. Management believes that consummation

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW




of the proposed transaction will result in an estimated gain on sale of the PCS Business of approximately $500 million, after taxes, transaction costs and other expenses.


     For financial statement purposes, New McKesson will be the continuing entity and New McKesson will retain the name McKesson Corporation. The accompanying unaudited consolidated financial statements present the PCS Business as a discontinued operation.



Overview of Results
- -------------------

     Revenues in the first quarter increased 10% to $3.24 billion, and net income was up 5% to $36 million.

     First quarter net income included earnings from the discontinued operations of $9.6 million. Prior year results included an after-tax gain of $24.5 million for special items, $6.7 million in earnings from the discontinued operations, an extraordinary loss of $4.2 million after-tax on the early retirement of $50 million of 8-5/8% debt and a $16.7 million after-tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 112 "Employers'
Accounting for Postemployment Benefits."

     The prior year's special items of $37.4 million ($24.5 million after-tax, $0.56 per fully diluted share) in continuing operations included a pre-tax gain of $55.1 million on the sale and donation of Armor All stock, partially offset by a contribution to the McKesson Foundation of $4.3 million and a loss on the termination of interest rate swap arrangements of $13.4 million.



Segment Results
- ---------------

HEALTH CARE SERVICES

     The Health Care Services segment includes the results of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations
(including Canada, Mexico and Central America). The segment accounted for approximately 96% of consolidated revenues and 72% of total operating profits in the quarter.

     Sales of the U.S. distribution services businesses, excluding

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW




sales to customers' warehouses, increased 11% in the quarter, reflecting real volume growth. The increase in volume came largely from lower-margin business with chain stores and increased sales to Valu-Rite pharmacies. The Valu-Rite program was expanded during fiscal 1994 to provide more profit-improvement opportunities for customers, including the establishment of a pharmacy provider network and the implementation of expanded generic drug and private label programs.

     Operating profits for the U.S. businesses increased in the quarter, reflecting improved results in the Company's Millbrook Distribution unit and moderate improvement in the U.S. pharmaceutical distribution business. Millbrook is a distributor of health care products and general merchandise to supermarkets and mass merchandisers.

     Revenues for the international pharmaceutical operations were flat in the quarter. Growth in sales continues to be slowed by the decline in tobacco sales in Canada. Operating profits of the international pharmaceutical operations increased in the quarter.


WATER PRODUCTS

     Water Products revenues were up 4% in the quarter and operating profits increased 7%. Operating profits continue to benefit from cost reductions, an increase in the direct-delivery customer base and growth in the sales of packaged water to supermarkets and other retail outlets.


ARMOR ALL

     Armor All revenues increased 19% in the quarter reflecting strong new product sales offset, in part, by lower protectant product sales. Protectant product sales benefitted in the prior year quarter from heavy promotional buying by retailers. The 19% increase in operating profits is due to the growth in sales.


PCS BUSINESS

     The results of the PCS Business are included in discontinued operations. Sales in the quarter increased to $52 million, a 38% increase over the prior year's quarter. Operating profit increased 33% to $15.3 million.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW



Liquidity and Capital Resources
- -------------------------------

     Cash and short-term investments increased $91 million in the first quarter. This change was due in part to payables levels in the Health Care Services distribution operations returning to more normal levels in the quarter and to cash generated from the PCS Business discontinued operations. In fiscal 1994 the working capital investment in the Health Care Services U.S. distribution business increased due to higher inventory and lower trade payables levels. This situation resulted from management's decision earlier in fiscal 1994 to temporarily increase inventories. Inventories were partially reduced during the latter part of fiscal 1994 resulting in lower inventory purchases during the fourth quarter, and therefore, lower related payables levels at March 31, 1994, than would otherwise have been required. Payables returned to more normal levels in the first quarter of fiscal 1995.

     PCS' working capital requirements fluctuate daily due to the timing of cash collections and disbursements within PCS' fourteen day billing cycle. The cash generated from discontinued operations is primarily due to June 30 corresponding to a higher cash point in the PCS billing cycle than March 31 and is significantly greater than the average operating cash generation of PCS.

     The Company's debt-to-capital ratio was 44.2% at June 30,
1994, unchanged from March 31, 1994.

     The effective tax rate, computed before the effect of special items in the prior year, increased in the quarter to 40.5% from 39.5%, reflecting the enactment in the second quarter of last year of the Omnibus Budget Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%.

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)       Exhibits

          (4) Amendment dated as of July 10, 1994 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, to the Rights Agreement dated as of May 7, 1986, as amended and restated.

          (11) Computation of Earnings per Common Share

          (27) Voluntary Schedule


(b)       Reports on Form 8-K

          1.   Form 8-K dated July 19, 1994

               Item 5.   Other Events
               The Registrant announced it had entered into an Agreement and Plan of Merger dated as of July 10, 1994 by and among the Registrant, Eli Lilly and Company ("Parent") and ECO Acquisition Corporation, a wholly-owned subsidiary of Parent, as well as certain other agreements which provide for a corporate restructuring pursuant to which it will sell to Parent its pharmaceutical benefits management business, which is primarily operated by PCS Health Systems, Inc. and Clinical Pharmaceuticals, Inc., two subsidiaries of the Registrant for $4 billion in cash.

               Item 7.   Financial Statements, Pro Forma
               Information and Exhibits


          2.   Form 8-K dated July 29, 1994

               Item 5.   Other Events
               Attached as exhibits to this current Report on Form 8-K were certain financial statements, schedules and other information of the Registrant which have been restated to reflect the pending transaction described in the Form 8-K Report filed by the Registrant on July 19, 1994.

               Item 7.   Financial Statements, Pro Forma
               Information and Exhibits

                            SIGNATURE





                        S I G N A T U R E
                        - - - - - - - - -


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     McKESSON CORPORATION
                                     (Registrant)




Dated:  August 12, 1994              By /s/ Garret A. Scholz
                                     ----------------------------
                                     Garret A. Scholz
                                     Vice President Finance



                                     By /s/ Richard H. Hawkins
                                     ----------------------------
                                     Richard H. Hawkins
                                     Vice President & Controller

                              INDEX TO EXHIBITS


 Exhibit
 Number
- ---------

   (4) Amendment dated as of July 10, 1994 between the Registrant and First Chicago Trust Company of New York, as Rights Agent, to the Rights Agreement dated as of May 7, 1986, as amended and restated.


   (11)        Computation of Earnings per Common Share


   (27)        Voluntary Schedule