Form 10-Q
period 1994-09-30
MCKESSON CORP /DE/
filed 1994-10-24
CIK 816768

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from               to
                               ------------      ----------


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

                         Yes   X     No
                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                            Outstanding at September 30, 1994
- --------------------------                ---------------------------------
Common stock, $2 par value                        41,127,499 shares




                             TABLE OF CONTENTS



                      PART I.  FINANCIAL INFORMATION
                      ==============================


                                                                     Pages
                                                                     -----
Item
- ----

 1.    Financial Statements

       Consolidated Balance Sheets
         September 30, 1994 and March 31, 1994                       3 - 4

       Statements of Consolidated Income
         Six months ended September 30, 1994 and 1993                5 - 6

       Statements of Consolidated Cash Flows
         Six months ended September 30, 1994 and 1993                7 - 8

       Financial Notes                                               9 - 10

 2.    Management's Discussion and Analysis of
         Financial Condition and Results of Operations

       Financial Review                                             11 - 15




                        PART II.  OTHER INFORMATION
                        ===========================

Item
- ----

 6.    Exhibits and Reports on Form 8-K                                16

Index to Exhibits                                                      18

                      PART I.  FINANCIAL INFORMATION
                      ==============================

                   McKESSON CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                    September 30, March 31,
                                                        1994        1994
                                                      --------    --------
                                                          (in millions)
ASSETS
- ------
Current Assets
   Cash and short-term investments                    $   74.4    $   89.0
   Receivables                                           802.6       744.4
   Inventories                                         1,069.3       993.5
   Prepaid expenses                                       55.0        46.6
                                                       -------     -------
          Total                                        2,001.3     1,873.5
                                                       -------     -------


Property, Plant and Equipment
   Land                                                   42.7        43.4
   Buildings, machinery and equipment                    767.4       744.7
                                                       -------     -------
          Total                                          810.1       788.1

   Accumulated depreciation                             (407.2)     (391.5)
                                                       -------     -------
   Net                                                   402.9       396.6

Goodwill and other intangibles                           275.3       281.4
Other assets                                             322.5       283.5
                                                       -------     -------

          Total                                       $3,002.0    $2,835.0
                                                       =======     =======
















                                (Continued)

                      PART I.  FINANCIAL INFORMATION
                      ==============================

                   McKESSON CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                    September 30, March 31,
                                                        1994        1994
                                                      --------    --------
                                                          (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
   Drafts payable                                     $  227.2    $  205.1
   Accounts payable - trade                            1,055.1       925.4
   Short-term borrowings                                  76.8        57.2
   Current portion of long-term debt                      21.0        18.5
   Salaries and wages                                     31.4        38.4
   Taxes                                                  13.0        28.1
   Interest and dividends                                 27.1        28.5
   Other                                                 105.6       127.0
                                                       -------     -------
          Total                                        1,557.2     1,428.2
                                                       -------     -------
Postretirement Obligations and
  Other Noncurrent Liabilities                           215.4       214.8
                                                       -------     -------
Long-Term Debt                                           462.2       462.3
                                                       -------     -------
Minority Interest in Subsidiary                           54.4        51.1
                                                       -------     -------
Stockholders' Equity
   Preferred stocks                                      120.0       125.3
   Common stock                                           89.2        89.2
   Other capital                                         156.1       164.9
   Retained earnings                                     634.4       610.3
   Accumulated translation adjustment                    (23.0)      (22.3)
   ESOP notes and guarantee                             (160.0)     (165.1)
   Treasury shares, at cost                             (103.9)     (123.7)
                                                       -------     -------
          Net                                            712.8       678.6
                                                       -------     -------
          Total                                       $3,002.0    $2,835.0
                                                       =======     =======


See Financial Notes.







                                (Concluded)

                   McKESSON CORPORATION and SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                                (unaudited)


                                       Quarter Ended     Six Months Ended
                                       September 30        September 30
                                     ----------------    ----------------
                                      1994      1993      1994      1993
                                     ------    ------    ------    ------
                                   (in millions - except per share amounts)

REVENUES                            $3,255.8  $2,988.8  $6,491.0  $5,920.5

COSTS AND EXPENSES
  Cost of sales                      2,986.0   2,733.0   5,946.7   5,398.0
  Selling, distribution
    and administration                 227.2     204.7     441.5     418.1
  Interest                              11.2       9.4      22.3      20.4
                                     -------   -------   -------   -------
          Total                      3,224.4   2,947.1   6,410.5   5,836.5
                                     -------   -------   -------   -------
SPECIAL ITEMS
  Gain on sale and donation
    of subsidiary stock                  2.3         -       2.3      55.1
  Donation to
    McKesson Foundation                 (3.1)        -      (3.1)     (4.3)
  Termination of
    swap arrangements                      -         -         -     (13.4)
                                     -------   -------   -------   -------
                                        (0.8)        -      (0.8)     37.4
                                     -------   -------   -------   -------
INCOME BEFORE
  TAXES ON INCOME                       30.6      41.7      79.7     121.4

TAXES ON INCOME                        (11.6)    (17.4)    (31.5)    (47.0)
                                     -------   -------   -------   -------
INCOME BEFORE
  MINORITY INTEREST                     19.0      24.3      48.2      74.4

Minority interest in net
  income of subsidiary                  (1.9)     (1.8)     (4.7)     (3.3)
                                     -------   -------   -------   -------
INCOME (LOSS) AFTER TAXES
  Continuing operations                 17.1      22.5      43.5      71.1
  Discontinued operations                8.4       7.2      18.0      13.9
  Extraordinary item                       -         -         -      (4.2)
  Cumulative effect of
    accounting change                      -         -         -     (16.7)
                                     -------   -------   -------   -------
NET INCOME                          $   25.5  $   29.7  $   61.5  $   64.1
                                     =======   =======   =======   =======




                                (Continued)

                   McKESSON CORPORATION and SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                                (unaudited)


                                       Quarter Ended     Six Months Ended
                                       September 30        September 30
                                     ----------------    ----------------
                                      1994      1993      1994      1993
                                     ------    ------    ------    ------
                                   (in millions - except per share amounts)

EARNINGS (LOSS) PER COMMON SHARE
 Fully diluted earnings
  Continuing operations             $    .36  $    .48  $    .93  $   1.58
  Discontinued operations                .18       .17       .40       .32
  Extraordinary item                       -         -         -      (.10)
  Cumulative effect of
    accounting change                      -         -         -      (.38)
                                     -------   -------   -------   -------
          Total                     $    .54  $    .65  $   1.33  $   1.42
                                     =======   =======   =======   =======

 Primary earnings
  Continuing operations             $    .36  $    .51  $    .96  $   1.67
  Discontinued operations                .20       .18       .43       .34
  Extraordinary item                       -         -         -      (.10)
  Cumulative effect of
    accounting change                      -         -         -      (.41)
                                     -------   -------   -------   -------
          Total                     $    .56  $    .69  $   1.39  $   1.50
                                     =======   =======   =======   =======

 Dividends                          $    .42  $    .42  $    .84  $    .82
                                     =======   =======   =======   =======


SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
 Fully diluted                          45.0      43.9      45.0      43.9
 Primary                                42.0      40.5      41.7      40.5



See Financial Notes.











                                (Concluded)

                   McKESSON CORPORATION and SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (unaudited)


                                                        Six Months Ended
                                                          September 30
                                                      --------------------
                                                        1994        1993
                                                      --------    --------
                                                          (in millions)
Operating Activities
 Income after taxes from
  continuing operations                                $  43.5     $  71.1
 Adjustments to reconcile to net cash
  provided by operating activities
     Depreciation                                         29.5        27.4
     Amortization                                          5.8         5.9
     Provision for bad debts                              20.9         3.3
     Deferred taxes on income                             (1.1)       (2.7)
     Gain on sale of subsidiary stock                        -       (52.0)
     Other                                                 1.2        (1.3)
                                                       -------     -------
          Total                                           99.8        51.7
                                                       -------     -------
     Effects of changes in
       Receivables                                       (76.4)      (29.4)
       Inventories                                       (72.0)     (149.2)
       Accounts and drafts payable                       147.5       164.8
       Other                                             (51.1)      (52.6)
                                                       -------     -------
          Total                                          (52.0)      (66.4)
                                                       -------     -------
     Net cash provided (used)
       by continuing operations                           47.8       (14.7)

 Discontinued operations                                  (5.6)       17.2
                                                       -------     -------
     Net cash provided by
       operating activities                               42.2         2.5
                                                       -------     -------
Investing Activities
 Property acquisitions                                   (40.4)      (35.3)
 Properties sold                                           5.0         4.6
 Proceeds from sales of subsidiary stock                     -        78.7
 Acquisitions of businesses, less cash
  and short-term investments acquired                        -       (50.6)
 Investing activities
  - discontinued operations                               (9.1)      (49.7)
 Other                                                    (1.5)       13.2
                                                       -------     -------
     Net cash used by
       investing activities                              (46.0)      (39.1)
                                                       -------     -------


                                (Continued)

                   McKESSON CORPORATION and SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (unaudited)


                                                        Six Months Ended
                                                          September 30
                                                      --------------------
                                                        1994        1993
                                                      --------    --------
                                                          (in millions)
Financing Activities
 Proceeds from issuance of debt                       $   48.0    $  123.1
 Repayment of debt                                       (27.9)      (74.5)
 Capital stock transactions
     Treasury stock                                          -       (31.5)
     Issuances                                             4.6        11.6
     ESOP notes and guarantee                              5.2         4.9
     Dividends paid                                      (41.7)      (37.3)
 Financing activities
  - discontinued operations                                1.0         0.4
                                                       -------     -------
     Net cash used by
       financing activities                              (10.8)       (3.3)
                                                       -------     -------

Net Decrease in Cash and
  Short-Term Investments                                 (14.6)      (39.9)


Cash and Short-Term Investments
  at beginning of period                                  89.0       111.5
                                                       -------     -------

Cash and Short-Term Investments
  at end of period                                    $   74.4    $   71.6
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

     In addition, prior to the consummation of the Offer, McKesson and its subsidiaries will (i) transfer all of the assets and liabilities of McKesson other than those related to the PCS Business to SP Ventures, Inc., a newly-formed wholly-owned subsidiary of McKesson which currently has no assets or liabilities ("New McKesson") and (ii) declare a dividend (conditioned upon consummation of the Offer) of one share of common stock of New McKesson for each Share held of record as of such date (collectively, the "Spin-Off"). After giving effect to the Spin-Off and the consummation of the Offer, the current business of McKesson (other than its PCS Business) will be continued through New McKesson. The net result of the proposed transaction is that each existing McKesson shareholder will receive a cash payment of $76 per Share (representing the proceeds from the sale of the PCS Business) together with one common share of New McKesson for each share held as of the record date for the Spin-Off (representing their continuing interest in the retained businesses).

     Approximately $600 million, subject to certain adjustments, of the $4 billion will be contributed by Eli Lilly to the capital of McKesson, which will transfer such amount to New McKesson to meet certain tax and transaction costs and for the general corporate purposes of New McKesson, including the funding of investments in new and current businesses. Management believes that consummation of the proposed transaction will result in an estimated gain on sale of the PCS Business of approximately $500 million, after taxes, transaction costs and other expenses.

     For financial statement purposes, New McKesson will be the continuing entity and New McKesson will retain the name McKesson Corporation. The accompanying unaudited consolidated financial statements present the PCS Business as a discontinued operation.

                   McKESSON CORPORATION and SUBSIDIARIES
                              FINANCIAL NOTES



2.   Interim Financial Statements

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of September 30, 1994, and the results of its operations and its cash flows for the six months then ended. Such adjustments were of a normal recurring nature.

     The results of operations for the six months ended September 30, 1994 and 1993 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1994 consolidated financial information which has previously been filed with the Commission in a Report on Form 8-K dated July 29, 1994.


3.   Special Items

     Special items in the prior year of $37.4 million ($24.5 million after-tax, $0.56 per fully diluted share) included a gain of $55.1 million from the sale of 5,175,000 shares and the donation of 250,000 shares of the Company's majority-owned Armor All Products Corporation subsidiary. The shares donated to the McKesson Foundation had a market value of $4.3 million. Also included in special items was a loss of $13.4 million resulting from the termination of interest rate swap arrangements. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the Company's May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings as the Company, at that time, no longer expected to borrow domestically on a short-term basis in fiscal 1994. The current year special item represents an additional contribution of Armor All shares to the McKesson Foundation.


4.   Extraordinary Loss

     An extraordinary loss of $4.2 million was recognized in the prior year on the early retirement of $50 million of 8-5/8% debt.


5.   Accounting Change

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

                   McKESSON CORPORATION and SUBSIDIARIES
                             FINANCIAL REVIEW
                                (unaudited)

Operating Results
- -----------------

     The operating results of the Company's continuing operations by business segment are as follows:

                             Quarter Ended             Six Months Ended
                             September 30                September 30
                       -----------------------     -----------------------
                                            %                          %
                        1994       1993   Chg.      1994       1993   Chg.
                       ------     ------  ----     ------     ------  ----
                                          (in millions)
REVENUES
Health Care
 Services(1)        $3,143.9    $2,886.7   8.9  $6,259.5    $5,711.0   9.6
Water Products          69.4        64.8   7.1     130.6       123.5   5.7
Armor All               41.1        36.3  13.2      97.7        84.0  16.3
Corporate                1.4         1.0             3.2         2.0
                     -------     -------         -------     -------
          Total     $3,255.8    $2,988.8   8.9  $6,491.0    $5,920.5   9.6
                     =======     =======         =======     =======

OPERATING PROFIT
Health Care
 Services           $   33.0(2) $   42.2 (21.8) $   81.5(2) $   87.3  (6.6)
Water Products          10.9        11.6  (6.0)     18.9        19.1  (1.0)
Armor All                7.3         7.0   4.3      18.1        16.1  12.4
                     -------     -------         -------     -------
     Total              51.2        60.8 (15.8)    118.5       122.5  (3.3)

Interest - net(3)      (10.5)       (9.2)          (20.8)      (19.7)
Corporate and other    (10.1)(4)    (9.9)          (18.0)(4)    18.6(5)
                     -------     -------         -------     -------
     Income before
       taxes        $   30.6    $   41.7 (26.6) $   79.7    $  121.4 (34.3)
                     =======     =======         =======     =======

(1) Health Care Services Revenues includes:
     Sales to customers'
      warehouses      $712.9      $693.5    2.8 $1,440.5    $1,334.5   7.9
     International
      revenues         343.0       317.4    8.1    677.7       653.7   3.7
(2) Includes $11.5 million charge in FY95 due to a credit loss arising from a problem receivable in the U.S. pharmaceutical and health care products distribution business.
(3)  Interest expense is shown net of corporate interest income.
(4) Includes special expense item of $0.8 million in FY95 resulting from a contribution of Armor All stock to the McKesson Foundation.
(5) Includes income from special items of $37.4 million in FY94 consisting of a gain on the sale and donation of Armor All stock of $55.1 million, partially offset by a contribution of Armor All stock to the McKesson Foundation of $4.3 million and a loss on the termination of interest rate swap arrangements of $13.4 million.

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

     In addition, prior to the consummation of the Offer, McKesson and its subsidiaries will (i) transfer all of the assets and liabilities of McKesson other than those related to the PCS Business to SP Ventures, Inc., a newly-formed wholly-owned subsidiary of McKesson which currently has no assets or liabilities ("New McKesson") and (ii) declare a dividend (conditioned upon consummation of the Offer) of one share of common stock of New McKesson for each Share held of record as of such date (collectively, the "Spin-Off"). After giving effect to the Spin-Off and the consummation of the Offer, the current business of McKesson (other than its PCS Business) will be continued through New McKesson. The net result of the proposed transaction is that each existing McKesson shareholder will receive a cash payment of $76 per Share (representing the proceeds from the sale of the PCS Business) together with one common share of New McKesson for each share held as of the record date for the Spin-Off (representing their continuing interest in the retained businesses).

     Approximately $600 million, subject to certain adjustments, of the $4 billion will be contributed by Eli Lilly to the capital of McKesson, which will transfer such amount to New McKesson to meet certain tax and transaction costs and for the general corporate purposes of New McKesson, including the funding of investments in new and current businesses. Management believes that consummation of the proposed transaction will result in an estimated gain on sale of the PCS Business of approximately $500 million, after taxes, transaction costs and other expenses.

     For financial statement purposes, New McKesson will be the continuing entity and New McKesson will retain the name McKesson Corporation. The accompanying unaudited consolidated financial statements present the PCS Business as a discontinued operation.

                   McKESSON CORPORATION AND SUBSIDIARIES
                             FINANCIAL REVIEW


Overview of Results
- -------------------

     Revenues in the second quarter increased 9% to $3.26 billion, net income declined 14% to $25.5 million and earnings per fully diluted share declined 17% to $0.54.

     Second quarter net income included income from continuing operations of $17.1 million, net of an after-tax charge of $7 million ($0.16 per fully diluted share) due to a credit loss arising from a problem receivable in the Company's U.S. pharmaceutical distribution business, and $8.4 million in earnings from discontinued operations. Prior year results included $7.2 million of earnings from discontinued operations.

     In the first half, revenues increased 10% to $6.49 billion, net income declined 4% to $61.5 million and earnings per fully diluted share declined 6% to $1.33. First half net income included income from continuing operations of $43.5 million, net of the $7 million after-tax charge for the credit loss, and $18.0 million in earnings from discontinued operations. Prior year results included an after-tax gain of $24.5 million for special items, $13.9 million in earnings from discontinued operations, an extraordinary loss of $4.2 million after-tax on the early retirement of $50 million of 8-5/8% debt and a $16.7 million after-tax charge for the cumulative effect of adopting SFAS No. 112 "Employers' Accounting for Postemployment Benefits."

     The prior year's special items of $37.4 million ($24.5 million after-tax, $0.56 per fully diluted share) in continuing operations included a pre-tax gain of $55.1 million on the sale and donation of Armor All stock, partially offset by a contribution to the McKesson Foundation of $4.3 million and a loss on the termination of interest rate swap arrangements of $13.4 million. The current year special item represents an additional contribution of Armor All shares to the McKesson Foundation.

Segment Results
- ---------------

HEALTH CARE SERVICES

     The Health Care Services segment includes the results of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (including Canada, Mexico, and Central America). The segment accounted for 97% of consolidated revenues and 64% of total operating profits in the quarter.

     Sales of the U.S. distribution services businesses, excluding sales to customers' warehouses, increased 11% in the quarter and the half, reflecting real volume growth. The increase in volume was driven by increased sales to Valu-Rite pharmacies. The Valu-Rite program was expanded during fiscal year 1994 to provide more profit-improvement opportunities for customers including the establishment of a pharmacy provider network and the implementation of expanded generic drug and private label programs. The number of Valu-Rite pharmacies has increased to approximately 4,800, an increase of nearly 300 since the beginning of the fiscal year.

                   McKESSON CORPORATION AND SUBSIDIARIES
                             FINANCIAL REVIEW


     Operating profits for the U.S. businesses declined in the quarter and the half as a result of the $11.5 million credit loss which offset moderate improvement in the U.S. pharmaceutical distribution business and improved results in the Company's Millbrook Distribution unit, a distributor of health care products and general merchandise to supermarkets and mass merchandisers. Profitability in the U.S. pharmaceutical distribution business continues to be impacted by lower forward-buying profits resulting from a slowdown in drug price inflation and a highly competitive business environment. Previously disclosed measures to reduce operating expenses continue to yield results but the gains were not sufficient to offset the impact of the pressures on gross margins.

     Revenues for the international pharmaceutical operations, principally Canada, were up 8% in the quarter and 4% in the half. Operating profits in the international pharmaceutical operations increased in the quarter and the half.


WATER PRODUCTS

     Revenues in the Water Products segment were up 7% in the quarter and 6% in the half. Sales increased to residential and commercial customers. However, operating profits declined 6% in the quarter and 1% in the half due primarily to costs associated with the introduction of a new line of single-service packaged water products and one-time costs incurred in upgrading the company's water vending machines.


ARMOR ALL

     Revenues from the Armor All segment increased 13% in the quarter and 16% in the half reflecting strong new product sales offset, in part, by lower protectant product sales. Operating profits grew at a slower rate than revenues, up 4% in the quarter and 12% in the half, primarily due to start-up costs and introductory promotional spending associated with sales of new products.


DISCONTINUED OPERATIONS

     Earnings from discontinued operations were up 17% in the quarter to $8.4 million and 29% in the half to $18 million. The results of the PCS Business are included in discontinued operations. Sales of the PCS Business increased 31% to $51.7 million in the quarter and 34% to $103.7 million in the half. Operating profits in the second quarter of this year were affected by a highly competitive claims processing environment and start-up expenses associated with expansion of the PCS Businesses' managed care and managed infusion programs.

     Discontinued operations also included earnings of $1.2 million in the quarter and $1.6 million in the half resulting from settlements recovered in insurance litigation related to environmental matters associated with the former operations of the Company's chemical businesses, which were divested in fiscal 1987.

                   McKESSON CORPORATION AND SUBSIDIARIES
                             FINANCIAL REVIEW


Liquidity and Capital Resources
- -------------------------------

     Cash and short-term investments decreased $15 million in the half compared to a $40 million decline in the prior year.

     Net interest expense increased in the quarter and the half due to an increase in interest rates. The Company's debt-to-capital ratio was 44.0% at September 30, 1994 compared to 44.2% at March 31, 1994.

     The effective tax rate, computed before the effect of special items, was 40.6% in the half, unchanged from the prior year.

     Fully diluted shares increased to 45 million in the half from 43.9 million in the prior year reflecting the impact of employee stock options.

     The Company is in the process of reevaluating its long-term business strategy as a result of the planned disposition of the PCS Business. A revision, if any, to that strategy could result in costs being recorded in future periods related to asset impairments, severance, relocation and other costs associated with a future restructuring. It is not anticipated that any such actions would have an adverse impact on the Company's liquidity.

                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits

     (11) Computation of Earnings per Common Share

     (27) Financial Data Schedule


(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1994 except for the following which were included in the report on Form 10-Q filed on August 12, 1994:

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

          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.



     2.   Form 8-K dated July 29, 1994

          Item 5.   Other Events
          Attached as exhibits to this current Report on Form 8-K were certain financial statements, schedules and other information of the Registrant which have been restated to reflect the pending transaction described in the Form 8-K Report filed by the Registrant on July 19, 1994.

          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                 SIGNATURE






                             S I G N A T U R E
                             -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   McKESSON CORPORATION
                                   (Registrant)




Dated:  October 24, 1994           By /s/ Garret A. Scholz
                                   ----------------------------------------
                                   Garret A. Scholz
                                   Vice President Finance





                                   By /s/ Richard H. Hawkins
                                   ----------------------------------------
                                   Richard H. Hawkins
                                   Vice President and Controller

                             INDEX TO EXHIBITS



  Exhibit
  Number
- ----------

   (11)             Computation of Earnings per Common Share


   (27)             Financial Data Schedule